Form 10-Q
period 2021-03-31
Atlas Crest Investment Corp. II
filed 2021-05-24
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	ACII.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	ACII	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	ACII WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of May 17, 2021, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$605,853	$325,000
Prepaid expenses	875,778	—
Due from related party	4,404	—
Total current assets	1,486,035	325,000
Deferred offering costs	—	60,000
Investments held in Trust Account	345,017,860	—
Total Assets	$346,503,895	$385,000

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$16,040	$—
Accrued offering costs	25,000	60,000
Accrued expenses	458	2,267
Franchise tax payable	49,180	—
Promissory note - related party	—	300,000
Total current liabilities	90,678	362,267
Warrant liabilities	12,493,254	—
Total Liabilities	12,583,932	362,267

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 32,891,996 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	328,919,960	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,608,004 and no shares issued and outstanding (excluding 32,891,996 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	161	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020(1)	863	863
Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,979	(2,267)
Total stockholders' equity	5,000,003	22,733
Total Liabilities and Stockholders' Equity	$346,503,895	$385,000

(1)   Includes up to 1,125,000 shares of Class B common stock subject to forfeiture at December 31, 2020 if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on February 8, 2021; thus, these shares are no longer subject to forfeiture (see Note 6).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$134,647
Franchise tax expense	49,180
Loss from operations	(183,827)
Unrealized gain on investments held in Trust Account	17,860
Loss on sale of private placement warrants	(118,670)
Expensed offering costs	(289,922)
Change in fair value of warrant liabilities	9,635,416
Net income	$9,060,857

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	32,891,996
Basic and diluted net income per share, Redeemable Class A Common Stock	$0.00
Basic weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,233,004
Basic net income per share, Non-Redeemable Class A and Class B Common Stock	$0.89
Diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,233,004
Diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.06)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Sale of 34,500,000 units in Initial Public Offering, less fair value of public warrants, net of offering costs	34,500,000	3,450	—	—	324,832,923	—	324,836,373
Class A common stock subject to possible redemption	(32,891,996)	(3,289)	—	—	(324,857,060)	(4,059,611)	(328,919,960)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance — March 31, 2021	1,608,004	$161	8,625,000	$863	$—	$4,998,979	$5,000,003

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$9,060,857
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants	289,922
Unrealized gain on investments held in Trust Account	(17,860)
Loss on sale of private placement warrants	118,670
Change in fair value of warrant liabilities	(9,635,416)
Changes in operating assets and liabilities:
Prepaid expenses	(875,778)
Due from related party	(4,404)
Accounts payable	16,040
Accrued expenses	(1,809)
Franchise tax payable	49,180
Net cash used in operating activities	(1,000,598)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(300,000)
Proceeds from initial public offering, net of underwriter's discount paid	338,100,000
Proceeds from sale of private placement warrants	8,900,000
Offering costs paid	(418,549)
Net cash provided by financing activities	346,281,451

Net change in cash	280,853

Cash - beginning of period	325,000
Cash - end of period	$605,853

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption	$328,919,960
Initial classification of warrant liabilities	$22,128,670
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$60,000
Offering costs included in accrued offering costs	$(35,000)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

The registration statement for the Company's Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 4.

Following the closing of the Initial Public Offering on February 8, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 5) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Transaction costs related to the issuances described above amounted to $7,343,549, consisting of $6,900,000 of underwriting fees and $443,549 of other costs. In addition, at March 31, 2021, $605,853 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

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

The Company will have until February 8, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity

As of March 31, 2021, the Company had $605,853 in cash held outside of the Trust Account and working capital of $1,395,357.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 2. RESTATEMENT  OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 8,625,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 5,933,333 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity ("ASC 815"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of February 8, 2021 (audited)
Warrant liabilities	$—	$22,128,670	$22,128,670
Total liabilities	40,000	22,128,670	22,168,670
Class A common stock subject to possible redemption	341,576,970	(22,128,670)	319,448,300
Class A common stock	34	221	255
Additional paid-in capital	5,003,584	408,371	5,411,955
Accumulated deficit	(4,477)	(408,592)	(413,069)

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2021 and December 31, 2020, 32,891,996 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,343,549 as a result of the Initial Public Offering (consisting of a $6,900,000 underwriting discount and $443,549 of other offering costs). The Company recorded $7,053,627 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $289,922 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the Private Warrants was estimated using a Modified Black-Scholes model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices (see Note 10).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net income per share, basic, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Net loss per share, diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock and change in fair value of warrant liabilities, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
(Unaudited)
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on investments held in Trust Account	$17,028
Less: Unrealized gain available to be withdrawn for payment of taxes	(17,028)
Net earnings attributable to Class A Common Stock subject to possible redemption	$—

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	32,891,996
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income minus net earnings - Basic
Net income	$9,060,857
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—
Non-redeemable net income - Basic	$9,060,857
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,233,004
Basic net income per share, Non-Redeemable Class A and Class B Common Stock	$0.89

Numerator: Net income minus net earnings and change in fair value of warrant liabilities - Diluted
Net income	$9,060,857
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—
Less: Change in fair value of warrant liabilities	(9,635,416)
Non-redeemable net loss - Diluted	$(574,559)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,233,004
Diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.06)

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company completed its Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant (the Public Warrants). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,933,333 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”) to the Sponsor, generating gross proceeds of $8,900,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 in the Statement of Operations during the three months ended March 31, 2021 as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 23, 2020, the Sponsor paid $25,000 in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). In February 2021, the Company effected a stock dividend of 0.2 shares for each issued and outstanding share of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 shares, on a pro rata basis, to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment option was exercised in full on February 8, 2021; thus, these shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, $20,000 of expenses were incurred.

See Note 7, under Business Combination Marketing Agreement, for additional related party transactions.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 7. COMMITMENTS

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

Business Combination Marketing Agreement

The Company engaged the representative of the underwriters and Moelis & Company LLC, an affiliate of the Sponsor, in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative of the underwriters and Moelis & Company LLC a cash fee for such services upon the consummation of the Business Combination of 2.25% ($7,762,500) and 1.25% ($4,312,500), respectively, or 3.5% ($12,075,000), in the aggregate, of the gross proceeds of the offering including the gross proceeds from the full or partial exercise of the underwriters’ over-allotment option. A portion of such fee may be re-allocated or paid to members of Financial Industry Regulatory Authority (FINRA) that assist the Company in consummating its Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of March 31, 2021.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 8. WARRANTS

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

At March 31, 2021, there were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 9. STOCKHOLDERS' EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 1,608,004 and no shares of Class A common stock issued or outstanding, excluding 32,891,996 and no shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,017,860	$345,017,860	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,331,250	$7,331,250	$—	$—
Warrant liability – Private Placement Warrants	$5,162,004	$—	$—	$5,162,004

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $0.85 per warrant as of March 31, 2021.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/form Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At February 8,
2021 (Initial
Measurement)
Stock price	10.00
Strike price	11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At February 8,
	2021 (Initial	As of March 31,
	Measurement)	2021
Stock price	10.00	9.78
Strike price	11.50	11.50
Probability of completing a Business Combination	86.0%	86.0%
Dividend yield	—%	—%
Remaining term (in years)	6.1	6.0
Volatility	22.0%	14.5%
Risk-free rate	0.7%	1.2%
Fair value of warrants	1.52	0.87

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at February 8, 2021	9,018,670	13,110,000	22,128,670
Change in valuation inputs or other assumptions	(3,856,666)	(5,778,750)	(9,635,416)
Fair value as of March 31, 2021	$5,162,004	$7,331,250	$12,493,254

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $9,635,416 within change in fair value of warrant liabilities in the Statement of Operations during the three months ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Atlas Crest Investment Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Atlas Crest Investment II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2020 filed with the SEC on March 26, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 21, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $9,060,857, which resulted from an unrealized gain on marketable securities held in Trust Account in the amount of $17,860 and a gain on change in the fair value of warrant liabilities of $9,635,416, offset in part by operating and formation costs of $134,647, expensed offering costs of $289,922, franchise tax expense of $49,180, and a loss on the sale of private placement warrants of $118,670.

Liquidity and Capital Resources

On February 8, 2021, we consummated an initial public offering of 34,500,000 units generating gross proceeds to the Company of $345,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 5,933,333 warrants to the Sponsor at a purchase price of $1.50 per warrant (the "Private Placement Warrants"), generating gross proceeds of $8,900,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in a trust account (the "Trust Account"). If we do not complete an initial business combination within 24 months from the closing of the initial public offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the three months ended March 31, 2021, net cash used in operating activities was $1,000,598, which was due to a non-cash loss on the change in fair value of warrant liabilities of $9,635,416, unrealized gain on investments in the Trust Account of $17,860 and changes in working capital of $816,771, offset in part by our net income of $9,060,857, expensed offering costs added back to net income of $289,922, and a non-cash loss on the sale of private placement warrants of $118,670.

For the three months ended March 31, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

Net cash provided by financing activities for the three months ended March 31, 2021 of $346,281,451 was comprised of $338,100,000 in proceeds from the issuance of Units in the initial public offering net of underwriter's discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor,  offset by the payment of $418,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of March 31, 2021, we had cash of $605,853 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of March 31, 2021, 32,891,996 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating income (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net income per share, basic, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for earnings attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Net loss per share, diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock and change in fair value of warrant liabilities, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its February 8, 2021 financial statement to reclassify the Company’s warrants, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC's recent statement regarding SPAC accounting matters and management's subsequent re-evaluation of its previously issued financial statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's audited financial statement as of February 8, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and restated our February 8, 2021 financial statement to reclassify the Company’s warrants as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in “Risk Factors” included in our final prospectus for our Initial Public Offering filed with the SEC on February 8, 2021 are hereby incorporated by reference. In addition, we identified the following additional risks.

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by

Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 13, 2021 , our audit committee authorized management to restate our audited financial statement as of February 8, 2021, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for our previously filed audited balance sheet related to our initial public offering dated February 8, 2021.

We have implemented a remediation plan, described under Item 4, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following this issuance of the SEC Statement, on May 13, 2021 , after consultation with our independent registered public accounting firm, management and the Audit Committee concluded that it was appropriate to restate certain items on the Company’s previously issued audited balance sheet dated as of February 8, 2021, which was related to our IPO. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement of previously issued financial statement of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2021, we consummated the Initial Public Offering of 34,500,000 Units (which included the full exercise of the underwriter's over-allotment option. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-251893 and 333-252709). The Securities and Exchange Commission declared the registration statement effective on February 3, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 5,933,333 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option and the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

Transaction costs related to the Initial Public Offering amounted to $7,343,549, consisting of $6,900,000 of cash underwriting fees and $443,549 of other costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriter. (1)
1.2	Business Combination Marketing Agreement, dated February 3, 2021, by and between the Company, Cantor Fitzgerald & Co. and Moelis & Company LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated February 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 3, 2021, by and among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 3, 2021, by and between the Company and certain security holders. (1)
10.4	Support Agreement, dated February 3, 2021, by and between the Company and Moelis & Company LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 3, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp. II

Date: May 24, 2021	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

Atlas Crest Investment Corp. II

Date: May 24, 2021	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer