Form 10-Q
period 2021-06-30
Atlas Crest Investment Corp. II
filed 2021-08-16
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$467,750	$325,000
Prepaid expenses and other current assets	758,677	—
Total current assets	1,226,427	325,000
Deferred offering costs	—	60,000
Investments held in Trust Account	345,029,756	—
Total Assets	$346,256,183	$385,000

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,213	$—
Accrued offering costs	25,000	60,000
Accrued expenses	55,275	2,267
Franchise tax payable	98,907	—
Promissory note - related party	—	300,000
Total current liabilities	187,395	362,267
Warrant liabilities	16,920,087	—
Total Liabilities	17,107,482	362,267

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 32,414,870 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	324,148,700	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 and no shares issued at June 30, 2021 and December 31, 2020, respectively; 2,085,130 and no shares outstanding (excluding 32,414,870 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	209	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020(1)	863	863
Additional paid-in capital	4,771,212	24,137
Retained earnings (accumulated deficit)	227,717	(2,267)
Total stockholders' equity	5,000,001	22,733
Total Liabilities and Stockholders' Equity	$346,256,183	$385,000

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

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating costs	$306,598	$441,245
Franchise tax expense	49,727	98,907
Loss from operations	(356,325)	(540,152)
Unrealized gain on investments held in Trust Account	9,818	27,678
Interest and dividend income on investments held in Trust Account	2,078	2,078
Loss on sale of private placement warrants	—	(118,670)
Expensed offering costs	—	(289,922)
Change in fair value of warrant liabilities	(4,426,833)	5,208,583
Net (loss) income	$(4,771,262)	$4,289,595

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	32,414,870	32,414,870
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,710,130	10,467,727
Basic and diluted net (loss) income per share, Non-Redeemable Class A and Class B Common Stock	$(0.45)	$0.41

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Sale of 34,500,000 units in Initial Public Offering, less fair value of public warrants, net of offering costs	34,500,000	3,450	—	—	324,832,923	—	324,836,373
Class A common stock subject to possible redemption	(32,891,996)	(3,289)	—	—	(324,857,060)	(4,059,611)	(328,919,960)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance — March 31, 2021	1,608,004	$161	8,625,000	$863	$—	$4,998,979	$5,000,003
Net loss	—	—	—	—	—	(4,771,262)	(4,771,262)
Class A common stock subject to possible redemption	477,126	48	—	—	4,771,212	—	4,771,260
Balance – June 30, 2021	2,085,130	$209	8,625,000	$863	$4,771,212	$227,717	$5,000,001

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,289,595
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	289,922
Unrealized gain on investments held in Trust Account	(27,678)
Interest and dividend income on investments held in Trust Account	(2,078)
Loss on sale of private placement warrants	118,670
Change in fair value of warrant liabilities	(5,208,583)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(758,677)
Accounts payable	8,213
Accrued expenses	53,008
Franchise tax payable	98,907
Net cash used in operating activities	(1,138,701)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(300,000)
Proceeds from initial public offering, net of underwriter's discount paid	338,100,000
Proceeds from sale of private placement warrants	8,900,000
Offering costs paid	(418,549)
Net cash provided by financing activities	346,281,451

Net change in cash	142,750

Cash - beginning of period	325,000
Cash - end of period	$467,750

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption	$324,148,700
Initial classification of warrant liabilities	$22,128,670
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$60,000
Offering costs included in accrued offering costs	$25,000

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Atlas Crest Investment Corp. II (the “Company” or “Atlas”) is a blank check company incorporated in Delaware on December 21, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $7,343,549, consisting of $6,900,000 of underwriting fees and $443,549 of other costs. In addition, at June 30, 2021, $467,750 of cash was held outside of the Trust Account and is available for working capital purposes.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment II LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Going Concern Consideration

As of June 30, 2021, the Company had $467,750 in cash held outside of the Trust Account and working capital of $1,137,939 (excluding franchise taxes payable from funds held in the Trust Account). The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Interest and dividend income from these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statement of operations. As of June 30, 2021 and December 31, 2020, there was $345,029,756 and $0 in investments held in the Trust Account.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity . Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 32,414,870 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices (see Note 9).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes ,  which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income (loss) per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating income (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on investments held in Trust Account	$9,225	$26,005
Interest and dividend income on investments held in Trust Account	1,952	1,952
Less: Unrealized gain available to be withdrawn for payment of taxes	(11,177)	(27,958)
Net earnings attributable to Class A Common Stock subject to possible redemption	$—	$—
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	32,414,870	32,414,870
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Non-redeemable net (loss) income
Net (loss) income	$(4,771,262)	$4,289,595
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net (loss) income	$(4,771,262)	$4,289,595
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,710,130	10,467,727
Basic and diluted net (loss) income per share, Non-Redeemable Class A and Class B Common Stock	$(0.45)	$0.41

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

JUNE 30, 2021

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 in the Condensed Statement of Operations during the six months ended June 30, 2021 as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, $30,000 and $50,000 of expenses were incurred, respectively.

See Note 6, under Business Combination Marketing Agreement, for additional related party transactions.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (as defined below) (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company engaged the representative of the underwriters and Moelis & Company LLC, an affiliate of the Sponsor, in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative of the underwriters and Moelis & Company LLC a cash fee for such services upon the consummation of the Business Combination of 2.25% ($7,762,500) and 1.25% ($4,312,500), respectively, or 3.5% ($12,075,000), in the aggregate, of the gross proceeds of the Initial Public Offering including the gross proceeds from the full or partial exercise of the underwriters’ over-allotment option. A portion of such fee may be re-allocated or paid to members of Financial Industry Regulatory Authority (FINRA) that assist the Company in consummating its Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of June 30, 2021 and December 31, 2020.

NOTE 7. WARRANTS

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

At June 30, 2021, there were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,085,130 and no shares of Class A common stock issued or outstanding, excluding 32,414,870 and no shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,029,756	$345,029,756	$—	$—
Liabilities
Warrant liability – Public Warrants	$9,918,750	$9,918,750	$—	$—
Warrant liability – Private Placement Warrants	$7,001,337	$—	$—	$7,001,337

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $1.15 per warrant as of June 30, 2021.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At February 8,
2021 (Initial
Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

		As of February 8,
	As of June 30,	2021 (Initial
	2021	Measurement)
Stock price	$9.75	$10.00
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	86.0%
Dividend yield	—%	—%
Remaining term (in years)	5.8	6.1
Volatility	17.0%	22.0%
Risk-free rate	1.0%	0.7%
Fair value of warrants	$1.18	$1.52

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at February 8, 2021	9,018,670	13,110,000	22,128,670
Change in valuation inputs or other assumptions	(2,017,333)	(3,191,250)	(5,208,583)
Fair value as of June 30, 2021	$7,001,337	$9,918,750	$16,920,087

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $4,426,833 within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three months ended June 30, 2021. The company recognized a gain in connection with changes in the fair value of warrant liabilities of $5,208,583 within change in fair value of warrant liabilities in the Condensed Statements of Operations during the six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 21, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $4,771,262, which resulted from a loss on change in the fair value of warrant liabilities of $4,426,833, operating and formation costs of $306,598, and franchise tax expense of $49,727 partially offset by an unrealized gain on marketable securities held in Trust Account in the amount of $9,818 and interest and dividend income on investments held in Trust Account of $2,078.

For the six months ended June 30, 2021, we had a net income of $4,289,595, which resulted from a gain on change in the fair value of warrant liabilities of $5,208,583, an unrealized gain on marketable securities held in Trust Account in the amount of $27,678 and interest and dividend income on investments held in Trust Account of $2,078 partially offset by operating and formation costs of $441,245, expensed offering costs of $289,922, franchise tax expense of $98,907, and a loss on the sale of private placement warrants of $118,670.

Liquidity and Capital Resources

On February 8, 2021, we consummated an initial public offering of 34,500,000 units generating gross proceeds to the Company of $345,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 5,933,333 warrants to the Sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $8,900,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination within 24 months from the closing of the initial public offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the six months ended June 30, 2021, net cash used in operating activities was $1,138,701, which was due to a non-cash gain on the change in fair value of warrant liabilities of $5,208,583, changes in working capital of $598,549, unrealized gain on investments in the Trust Account of $27,678 and interest and dividend income on investments held in Trust Account of $2,078 offset in part by our net income of $4,289,595, expensed offering costs added back to net income of $289,922, and a non-cash loss on the sale of private placement warrants of $118,670.

For the six months ended June 30, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

Net cash provided by financing activities for the six months ended June 30, 2021 of $346,281,451 was comprised of $338,100,000 in proceeds from the issuance of Units in the initial public offering net of underwriter’s discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, offset by the payment of $418,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of June 30, 2021, we had cash of $467,750 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was effective with the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the public warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the private placement warrants was estimated using a Modified Black-Scholes model. The subsequent measurement of the fair value of the public warrants was measured using quoted market prices.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of June 30, 2021, 32,414,870 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income (loss) per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating income (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for earnings attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued bySpecial Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our condensed balance sheet as of June 30, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2021, we consummated the Initial Public Offering of 34,500,000 Units (which included the full exercise of the underwriter’s over-allotment option. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-251893 and 333-252709). The Securities and Exchange Commission declared the registration statement effective on February 3, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriter. (1)
1.2	Business Combination Marketing Agreement, dated February 3, 2021, by and between the Company, Cantor Fitzgerald & Co. and Moelis & Company LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated February 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 3, 2021, by and among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 3, 2021, by and between the Company and certain security holders. (1)
10.4	Support Agreement, dated February 3, 2021, by and between the Company and Moelis & Company LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 3, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp. II

Date: August 16, 2021	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

Atlas Crest Investment Corp. II

Date: August 16, 2021	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer