Form 10-Q
period 2021-09-30
Atlas Crest Investment Corp. II
filed 2021-11-05
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$254,152	$325,000
Prepaid expenses	624,571	—
Total current assets	878,723	325,000
Deferred offering costs	—	60,000
Investments held in Trust Account	345,070,631	—
Total Assets	$345,949,354	$385,000

Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable	$29,520	$—
Accrued offering costs	—	60,000
Accrued expenses	—	2,267
Franchise tax payable	149,180	—
Promissory note - related party	—	300,000
Total current liabilities	178,700	362,267
Warrant liabilities	12,374,583	—
Total Liabilities	12,553,283	362,267

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at September 30, 2021 and December 31, 2020; no shares outstanding (excluding 34,500,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020(1)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(11,604,792)	(2,267)
Total stockholders' (deficit) equity	(11,603,929)	22,733
Total Liabilities and Stockholders' (Deficit) Equity	$345,949,354	$385,000

(1)   Includes up to 1,125,000 shares of Class B common stock subject to forfeiture at December 31, 2020 if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on February 8, 2021; thus, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating costs	$288,736	$729,981
Franchise tax expense	50,273	149,180
Loss from operations	(339,009)	(879,161)
Unrealized gain on investments held in Trust Account	40,875	68,553
Interest and dividend income on investments held in Trust Account	—	2,078
Loss on sale of private placement warrants	—	(118,670)
Expensed offering costs	—	(289,922)
Change in fair value of warrant liabilities	4,545,504	9,754,087
Net income	$4,247,370	$8,536,965

Basic and diluted weighted average shares outstanding	43,125,000	38,035,715
Basic and diluted net income per share of common stock	$0.10	$0.22

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SePTEMBER 30, 2021

(UNAUDITED)

	Common Stock
							Total
					Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance — March 31, 2021	—	—	8,625,000	863	—	(11,080,900)	(11,080,037)
Net loss	—	—	—	—	—	(4,771,262)	(4,771,262)
Balance – June 30, 2021	—	—	8,625,000	863	—	(15,852,162)	(15,851,299)
Net income	—	—	—	—	—	4,247,370	4,247,370
Balance – September 30, 2021	—	$—	8,625,000	$863	$—	$(11,604,792)	$(11,603,929)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,536,965
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	289,922
Unrealized gain on investments held in Trust Account	(68,553)
Interest and dividend income on investments held in Trust Account	(2,078)
Loss on sale of private placement warrants	118,670
Change in fair value of warrant liabilities	(9,754,087)
Changes in operating assets and liabilities:
Prepaid expenses	(624,571)
Accounts payable	29,520
Accrued expenses	(2,267)
Franchise tax payable	149,180
Net cash used in operating activities	(1,327,299)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(300,000)
Proceeds from initial public offering, net of underwriter's discount paid	338,100,000
Proceeds from sale of private placement warrants	8,900,000
Offering costs paid	(443,549)
Net cash provided by financing activities	346,256,451

Net change in cash	(70,848)

Cash - beginning of period	325,000
Cash - end of period	$254,152

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption value	$20,163,627
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$60,000

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on February 8, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 5) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Transaction costs related to the issuances described above amounted to $7,343,549, consisting of $6,900,000 of underwriting fees and $443,549 of other costs. In addition, at September 30, 2021, $254,152 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment II LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

SEPTEMBER 30, 2021

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

Going Concern Consideration

As of September 30, 2021, the Company had $254,152 in cash held outside of the Trust Account and working capital of $700,023. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company revised its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$324,148,700	$7,741,300	$331,890,000
Allocation of underwriter's discounts, offering costs and deferred fees to Class A common stock	—	(7,053,627)	(7,053,627)
Immediate accretion to redemption value	—	20,163,627	20,163,627
Total Class A common stock subject to possible redemption	$324,148,700	$20,851,300	$345,000,000
Class A common stock	$209	$(209)	$—
Additional paid-in capital	$4,771,212	$(4,771,212)	$—
Retained earnings (accumulated deficit)	$227,717	$(16,079,879)	$(15,852,162)
Total stockholders' equity (deficit)	$5,000,001	$(20,851,300)	$(15,851,299)

	March 31, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$328,919,960	$2,970,040	$331,890,000
Allocation of underwriter's discounts, offering costs and deferred fees to Class A common stock	—	(7,053,627)	(7,053,627)
Immediate accretion to redemption value	—	20,163,627	20,163,627
Total Class A common stock subject to possible redemption	$328,919,960	$16,080,040	$345,000,000
Class A common stock	$161	$(161)	$—
Retained earnings (accumulated deficit)	$4,998,979	$(16,079,879)	$(11,080,900)
Total stockholders' equity (deficit)	$5,000,003	$(16,080,040)	$(11,080,037)

	February 8, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (audited)
Class A common stock subject to possible redemption	$319,448,300	$12,441,700	$331,890,000
Allocation of underwriter's discounts, offering costs and deferred fees to Class A shares	—	(7,053,627)	(7,053,627)
Immediate accretion to redemption value	—	20,163,627	20,163,627
Total Class A common stock subject to possible redemption	$319,448,300	$25,551,700	$345,000,000
Class A common stock	$255	$(255)	$—
Additional paid-in capital	$5,411,955	$(5,411,955)	$—
Accumulated deficit	$(413,069)	$(20,139,490)	$(20,552,559)
Total stockholders' equity (deficit)	$5,000,004	$(25,551,700)	$(20,551,696)

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Reclassification

Certain amounts in the prior period statement of stockholders’ equity have been reclassified to conform to the current period presentation.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

All of the 34,500,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all

Class A common stock has been classified outside of permanent equity.The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Issuance costs allocated to Class A common stock	(7,053,627)
Plus:
Accretion of carrying value to redemption value	20,163,627
Class A common stock subject to possible redemption	$345,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,343,549 as a result of the Initial Public Offering (consisting of a $6,900,000 underwriting discount and $443,549 of other offering costs). The Company recorded $7,053,627 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $289,922 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the Class A shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$3,397,896	$849,474	$6,637,190	$1,899,775
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	29,571,429	8,464,286
Basic and diluted net income per share	$0.10	$0.10	$0.22	$0.22

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

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 in the Condensed Statement of Operations during the nine months ended September 30, 2021 as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, $30,000 and $80,000 of administrative support expenses were incurred, respectively.

See Note 7, under Business Combination Marketing Agreement, for additional related party transactions.

NOTE 7. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (as defined below) (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of September 30, 2021 and December 31, 2020.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

At September 30, 2021, there were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 34,500,000 and no shares of Class A common stock issued or outstanding, respectively, including 34,500,000 shares of Class A common stock subject to possible redemption at September 30, 2021.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,070,631	$345,070,631	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,331,250	$7,331,250	$—	$—
Warrant liability – Private Placement Warrants	$5,043,333	$—	$—	$5,043,333

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $0.85 per warrant as of September 30, 2021.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At February 8,
2021 (Initial
Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

		As of February 8,
	As of September 30,	2021 (Initial
	2021	Measurement)
Stock price	$9.76	$10.00
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	86.0%
Dividend yield	—%	—%
Remaining term (in years)	5.6	6.1
Volatility	13.6%	22.0%
Risk-free rate	1.1%	0.7%
Fair value of warrants	$0.85	$1.52

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement at February 8, 2021	22,128,670
Transfer of Public Warrants to Level 1 measurement	(7,331,250)
Change in fair value	(9,635,416)
Fair value as of March 31, 2021	5,162,004
Change in fair value	1,839,333
Fair value as of June 30, 2021	7,001,337
Change in fair value	(1,958,004)
Fair value as of September 30, 2021	$5,043,333

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $4,545,504 and $9,754,087 within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three and nine months ended September 30, 2021, respectively.

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

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 21, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $4,247,370, which resulted from a gain on change in the fair value of warrant liabilities of $4,545,504 and an unrealized gain on marketable securities held in trust account in the amount of $40,875, offset in part by operating costs of $288,736 and franchise tax expense of $50,273.

For the nine months ended September 30, 2021, we had net income of $8,536,965, which resulted from a gain on change in the fair value of warrant liabilities of $9,754,087, an unrealized gain on marketable securities held in trust account in the amount of $68,553 and interest and dividend income on investments held in trust account of $2,078 offset in part by operating costs of $729,981, expensed offering costs of $289,922, franchise tax expense of $149,180, and a loss on the sale of private placement warrants of $118,670.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $1,327,299, which was due to a non-cash gain on the change in fair value of warrant liabilities of $9,754,087, changes in working capital of $448,138, unrealized gain on investments in the Trust Account of $68,553 and interest and dividend income on investments held in Trust Account of $2,078 offset in part by our net income of $8,536,965, expensed offering costs added back to net income of $289,922, and a non-cash loss on the sale of private placement warrants of $118,670.

For the nine months ended September 30, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from our initial public offering being deposited to the Trust Account.

Net cash provided by financing activities for the nine months ended September 30, 2021 of $346,256,451 was comprised of $338,100,000 in proceeds from the issuance of units in our initial public offering net of underwriter's discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, offset by the payment of $443,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of September 30, 2021, we had cash of $254,152 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Common stock subject to possible redemption

All of the 34,500,000 shares of Class A common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. As the Class A shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Atlas Crest Investment Corp. II

Date: November 4, 2021	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer
Atlas Crest Investment Corp. II

Date: November 4, 2021	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer