Form 10-Q/A
period 2021-03-31
Atlas Crest Investment Corp. II
filed 2021-12-27
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 17, 2021, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Atlas Crest Investment Corp. II (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Form 10-Q”) on account of the restatement of the Company’s financial statements and related footnote disclosures as of and for the period ended March 31, 2021.

On November 5, 2021, the Company filed its Quarterly Report as of and for the three and nine months ended September 30, 2021 ("the Q3 Form 10-Q") on Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 8, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

As described above, originally the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. However, upon further consideration of the material nature of the changes, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is material quantitatively and the Company should restate its previously issued financial statements.

On November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of February 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021, (ii) unaudited interim financial statements included in the Original Form 10-Q, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (iv) unaudited interim financial statements included in the Company’s Q3

Form 10-Q, filed with the SEC on November 5, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for the Affected Periods.

As such, the Company is restating its unaudited interim financial statements included in the Original Form 10-Q in this Form 10-Q/A, Amendment No. 1.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective for all periods noted above. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

ATLAS CREST INVESTMENT CORP. II

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(As Restated, Unaudited)
Assets:
Current assets:
Cash	$605,853	$325,000
Prepaid expenses	875,778	—
Due from related party	4,404	—
Total current assets	1,486,035	325,000
Deferred offering costs	—	60,000
Investments held in Trust Account	345,017,860	—
Total Assets	$346,503,895	$385,000

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$16,040	$—
Accrued offering costs	25,000	60,000
Accrued expenses	458	2,267
Franchise tax payable	49,180	—
Promissory note - related party	—	300,000
Total current liabilities	90,678	362,267
Warrant liabilities	12,493,254	—
Total Liabilities	12,583,932	362,267

Commitments and Contingencies (Note 8)
Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at March 31, 2021 and December 31, 2020; no shares outstanding (excluding 34,500,000 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020(1)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(11,080,900)	(2,267)
Total stockholders' equity (deficit)	(11,080,037)	22,733
Total Liabilities and Stockholders' Equity (Deficit)	$346,503,895	$385,000

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

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$134,647
Franchise tax expense	49,180
Loss from operations	(183,827)
Unrealized gain on investments held in Trust Account	17,860
Loss on sale of private placement warrants	(118,670)
Expensed offering costs	(289,922)
Change in fair value of warrant liabilities	9,635,416
Net income	$9,060,857

Basic and diluted weighted average shares outstanding, Class A common stock (as restated)	19,550,000
Basic and diluted net income per share, Class A common stock (as restated)	$0.33
Basic and diluted weighted average shares outstanding, Class B common stock (as restated)	8,137,500
Basic and diluted net income per share, Class B common stock (as restated)	$0.33

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

(AS RESTATED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance — March 31, 2021	—	$—	8,625,000	$863	$—	$(11,080,900)	$(11,080,037)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

(AS RESTATED)

Cash Flows from Operating Activities:
Net income	$9,060,857
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants	289,922
Unrealized gain on investments held in Trust Account	(17,860)
Loss on sale of private placement warrants	118,670
Change in fair value of warrant liabilities	(9,635,416)
Changes in operating assets and liabilities:
Prepaid expenses	(875,778)
Due from related party	(4,404)
Accounts payable	16,040
Accrued expenses	(1,809)
Franchise tax payable	49,180
Net cash used in operating activities	(1,000,598)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note - related party	(300,000)
Proceeds from initial public offering, net of underwriter's discount paid	338,100,000
Proceeds from sale of private placement warrants	8,900,000
Offering costs paid	(418,549)
Net cash provided by financing activities	346,281,451

Net change in cash	280,853

Cash - beginning of period	325,000
Cash - end of period	$605,853

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption to redemption value	$20,163,627
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$60,000
Offering costs included in accrued offering costs	$(35,000)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

(AS RESTATED)

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

(AS RESTATED)

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

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment II LLC (the "Sponsor") has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

(AS RESTATED)

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

(AS RESTATED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	March 31, 2021
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$328,919,960	$16,080,040	$345,000,000
Class A common stock	$161	$(161)	$—
Retained earnings (accumulated deficit)	$4,998,979	$(16,079,879)	$(11,080,900)
Total stockholders' equity (deficit)	$5,000,003	$(16,080,040)	$(11,080,037)
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	32,891,996	(13,341,996)	19,550,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.33	$0.33
Basic weighted average shares outstanding, Class B common stock (1)	10,233,004	(2,095,504)	8,137,500
Basic net income per share, Class B common stock	$0.89	$(0.56)	$0.33
Diluted weighted average shares outstanding, Class B common stock (1)	10,233,004	(2,095,504)	8,137,500
Diluted net income per share, Class B common stock	$(0.06)	$0.39	$0.33
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Sale of 34,500,000 units in Initial Public Offering, less fair value of public warrants, net of offering costs	$324,836,373	$(324,836,373)	$—
Class A common stock subject to possible redemption	$(328,919,960)	$328,919,960	$—
Accretion of Class A common stock to redemption amount	$—	$(20,163,627)	$(20,163,627)
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited) Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$328,919,960	$(328,919,960)	$—
Accretion of Class A common stock to redemption amount	$—	$20,163,627	$20,163,627

(1) Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

(AS RESTATED)

non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

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

(AS RESTATED)

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

As of March 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

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

(AS RESTATED)

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

(AS RESTATED)

from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock.  The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$6,397,824	$2,663,033
Denominator:
Basic and diluted weighted average shares outstanding	19,550,000	8,137,500
Basic and diluted net income per share	$0.33	$0.33

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

NOTE 9. STOCKHOLDERS' EQUITY AND COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 34,500,000 and no shares of Class A common stock issued and outstanding, including 34,500,000 and no shares of Class A common stock subject to possible redemption, respectively.

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

(AS RESTATED)

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

(AS RESTATED)

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

Common stock subject to possible redemption

All of the 34,500,000 shares of Class A common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments, which resulted in a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC's recent statement regarding SPAC accounting matters and management's subsequent re-evaluation of its previously issued financial statement, the Company determined that there were errors in its accounting complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's audited financial statement as of February 8, 2021 and the unaudited condensed financial statements as of and for the three month period ended March 31, 2021.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in Item 1A of our Annual Report for the year ended December 31, 2020 are hereby incorporated by reference. In addition, we identified the following additional risks.

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the warrants a value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After discussion with our independent registered public accounting firm and our management team, our audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to Form 8-K/A filed on December 21, 2021 and Note 2 to the financial statements provided in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

After discussion with our independent registered public accounting firm and our management team, our audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements provided in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

As a result of such material weakness, the restatement of previously issued financial statements of the Company, the change in accounting as described in Note 2 to Form 8-K/A filed on December 21, 2021, and Note 2 to the financial statements provided in this report, other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

Atlas Crest Investment Corp. II

Date: December 23, 2021	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

Atlas Crest Investment Corp. II

Date: December 23, 2021	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer