Form 10-Q/A
period 2021-06-30
Atlas Crest Investment Corp. II
filed 2021-12-27
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Atlas Crest Investment Corp. II (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Form 10-Q”) on account of the restatement of the Company’s financial statements and related footnote disclosures as of and for the period ended June 30, 2021.

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

On November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of February 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iii) unaudited interim financial statements included in the Company’s Original Form 10-Q, and (iv) unaudited interim financial statements included in the Company’s Q3 Form 10-Q, filed with the SEC on November 5, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for the Affected Periods.

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

ATLAS CREST INVESTMENT CORP. II

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(As Restated, Unaudited)
Assets:
Current assets:
Cash	$467,750	$325,000
Prepaid expenses and other current assets	758,677	—
Total current assets	1,226,427	325,000
Deferred offering costs	—	60,000
Investments held in Trust Account	345,029,756	—
Total Assets	$346,256,183	$385,000

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$8,213	$—
Accrued offering costs	25,000	60,000
Accrued expenses	55,275	2,267
Franchise tax payable	98,907	—
Promissory note - related party	—	300,000
Total current liabilities	187,395	362,267
Warrant liabilities	16,920,087	—
Total Liabilities	17,107,482	362,267

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at June 30, 2021 and December 31, 2020; no shares outstanding (excluding 34,500,000 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020(1)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(15,852,162)	(2,267)
Total stockholders' equity (deficit)	(15,851,299)	22,733
Total Liabilities and Stockholders' Equity (Deficit)	$346,256,183	$385,000

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

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating costs	$306,598	$441,245
Franchise tax expense	49,727	98,907
Loss from operations	(356,325)	(540,152)
Unrealized gain on investments held in Trust Account	9,818	27,678
Interest and dividend income on investments held in Trust Account	2,078	2,078
Loss on sale of private placement warrants	—	(118,670)
Expensed offering costs	—	(289,922)
Change in fair value of warrant liabilities	(4,426,833)	5,208,583
Net (loss) income	$(4,771,262)	$4,289,595

Basic and diluted weighted average shares outstanding, Class A common stock (as restated)	34,500,000	27,066,298
Basic and diluted net (loss) income per share, Class A common stock (as restated)	$(0.11)	$0.12
Basic and diluted weighted average shares outstanding, Class B common stock (as restated)	8,625,000	8,382,597
Basic and diluted net (loss) income per share, Class B common stock (as restated)	$(0.11)	$0.12

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

(AS RESTATED)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2021	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance — March 31, 2021	—	—	8,625,000	863	—	(11,080,900)	(11,080,037)
Net loss	—	—	—	—	—	(4,771,262)	(4,771,262)
Balance – June 30, 2021	—	$—	8,625,000	$863	$—	$(15,852,162)	$(15,851,299)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

Going Concern Consideration

As of June 30, 2021, the Company had $467,750 in cash held outside of the Trust Account and working capital of $1,137,939. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

(AS RESTATED)

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$324,148,700	$20,851,300	$345,000,000
Class A common stock	$209	$(209)	$—
Additional paid-in capital	$4,771,212	$(4,771,212)	$—
Retained earnings (accumulated deficit)	$227,717	$(16,079,879)	$(15,852,162)
Total stockholders' equity (deficit)	$5,000,001	$(20,851,300)	$(15,851,299)
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	32,414,870	2,085,130	34,500,000
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	10,710,130	(2,085,130)	8,625,000
Basic and diluted loss income per share, Class B common stock	$(0.45)	$0.34	$(0.11)
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	32,414,870	(5,348,572)	27,066,298
Basic and diluted net income per share, Class A common stock	$0.00	$0.12	$0.12
Basic and diluted weighted average shares outstanding, Class B common stock (1)	10,467,727	(2,085,130)	8,382,597
Basic and diluted net income per share, Class B common stock	$0.41	$(0.29)	$0.12
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$4,771,260	$(4,771,260)	$—
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$324,148,700	$(324,148,700)	$—
Accretion of Class A common stock to redemption amount	$—	$20,163,627	$20,163,627

(1) Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

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

(AS RESTATED)

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

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

(AS RESTATED)

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

As of June 30, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

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

(AS RESTATED)

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

Net (Loss) Income Per Share of Common Stock

Net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net (loss) income	$(3,817,010)	$(954,252)	$3,275,235	$1,014,360
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	27,066,298	8,382,597
Basic and diluted net (loss) income per share	$(0.11)	$(0.11)	$0.12	$0.12

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

NOTE 9. STOCKHOLDERS’ EQUITY AND COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 34,500,000 and no shares of Class A common stock issued or outstanding, respectively, including 34,500,000 shares of Class A common stock subject to possible redemption at June 30, 2021.

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

(AS RESTATED)

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"). All of the 34,500,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss (Income) Per Share of Common Stock

Net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. As the Class A shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net (loss) income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments, which resulted in a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in Item 1A of each of our Annual Report for the year ended December 31, 2020 on Form 10-K filed on March 29, 2021 and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021 filed on December 23, 2021 are hereby incorporated by reference. In addition, we identified the following additional risks.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

After discussion with our independent registered public accounting firm and our management team, our audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in the explanatory note provided in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

As a result of such material weakness, the restatement of previously issued financial statements of the Company, the change in accounting as described in Note 2 to Form 8-K/A filed on December 21, 2021 and Note 2 to the financial statements provided in this report, other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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