Form 10-Q/A
period 2021-09-30
Atlas Crest Investment Corp. II
filed 2021-12-27
CIK 1838614

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Atlas Crest Investment Corp. II (the "Company") as of September 30, 2021 and for the three months and nine months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021 (the “Q3 Form 10-Q”).

On November 5, 2021, the Company filed the Q3 Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 8, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

On November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of February 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2021 (the “Form 8-K”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 (the "Q1 Form 10-Q"), (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the "Q2 Form 10-Q"), and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for the Affected Periods.

As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Form 10-Q/A, Amendment No. 1 to remove the “Revision to Previously Reported Financial Statements” included in Note 2 as the Company has amended the Q1 Form 10-Q, Q2 Form 10-Q, and Form 8-K.

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

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating costs	$288,736	$729,981
Franchise tax expense	50,273	149,180
Loss from operations	(339,009)	(879,161)
Unrealized gain on investments held in Trust Account	40,875	68,553
Interest and dividend income on investments held in Trust Account	—	2,078
Loss on sale of private placement warrants	—	(118,670)
Expensed offering costs	—	(289,922)
Change in fair value of warrant liabilities	4,545,504	9,754,087
Net income	$4,247,370	$8,536,965

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	29,571,429
Basic and diluted net income per share, Class A common stock	$0.10	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,464,286
Basic and diluted net income per share, Class B common stock	$0.10	$0.22

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

As of September 30, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

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

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,558,333 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments which resulted in restatements to our Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After discussion with our independent registered public accounting firm and our management team, our audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to Form 8-K/A filed on December 21, 2021 and Note 2 to the financial statements provided in our Form 10-Q/A for the period ended June 30, 2021 filed on December 23, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

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

As a result of such material weakness, the restatement of previously issued financial statements of the Company, the change in accounting as described in Note 2 to Form 8-K/A filed on December 21, 2021 and in the explanatory note to this report,  other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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