Form 10-K
period 2021-12-31
Atlas Crest Investment Corp. II
filed 2022-03-18
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was approximately $336,375,000.

As of March 7, 2022, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

CERTAIN TERMS

References to the “Company,” “Atlas,” “our,” “us” or “we” refer to Atlas Crest Investment Corp. II, a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Atlas Crest Investment II LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on February 8, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering. References to “Moelis” are to Moelis & Company LLC, an affiliate of our Sponsor. References to “public stockholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Atlas Crest Investment Corp.

In August 2020, Atlas Crest Investment LLC, an affiliate of Moelis, founded Atlas Crest Investment Corp. (“AC I”), a blank check company incorporated for the purposes of effecting a business combination. AC I completed its initial public offering in October 2020, in which it sold 50,000,000 units, each unit consisting of one AC I Class A common share and one-third of one redeemable warrant for one AC I Class A common share, for an offering price of $10.00 per unit, generating aggregate proceeds of $500,000,000. On September 16, 2021, AC I closed its business combination with Archer Aviation Inc., an urban air mobility company and developer of all-electric vertical takeoff and landing aircraft.  Archer Aviation Inc. (formerly AC I) trades under the ticker symbol ACHR on the NYSE.

Atlas Crest Investment Corp. III

In February 2021, Atlas Crest Investment III LLC, an affiliate of Moelis, founded Atlas Crest Investment Corp. III (“AC III”), a Cayman Islands blank check company incorporated for the purposes of effecting a business combination. AC III has filed a registration statement on Form S-1 with the SEC in connection with its initial public offering. AC III expects to offer 20,000,000 units, each unit consisting of one AC III Class A common share and one- fourth of one redeemable warrant for one AC III Class A common share, for an offering price of $10.00 per unit, generating aggregate proceeds of $200,000,000. We expect AC III’s units, Class A common shares and warrants will trade on NYSE under the symbols “ACCC.U,” “ACCC” and “ACCC.WS,” respectively. Mr. Moelis is the Chairman of the Board of Directors of AC III, and certain of our other officers and directors, are or may become officers or directors, respectively of AC III, and each of the foregoing owe fiduciary duties under Cayman Law to AC III.

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

●	If we are unable to complete our initial business combination within 24 months from the closing of our Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the requirements of other applicable law;
●	Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from closing of our Initial Public Offering or (y) amend the foregoing provisions;
●	Although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our executive officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that such a business combination is fair to our company from a financial point of view;
●	If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act. Whether or not we maintain our registration under the Exchange Act or our listing on the NYSE, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;
●	So long as we obtain and maintain a listing for our securities on the NYSE, the NYSE rules require that we must not consummate an initial business combination with one or more operating businesses or assets with a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination;
●	If our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from closing of our Initial Public Offering, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein; and
●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Website

Our website address is www.acii.atlascrestcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate a Business Combination and Post-Business Combination Risks

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

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,000, or 37.5%, of the 34,500,000 public shares currently outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or such financing may be on terms that are unfavorable to our stockholders or such financing may not be available at all. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, we have agreed to pay to the representative of the underwriters and Moelis a cash fee in connection with the marketing of our business combination, in the aggregate amount of $12,075,000, payable upon the consummation of our initial business combination (the “Marketing Fee”), and the amount of such Marking fee will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the Marketing Fee and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire Marketing Fee. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

You are not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had have net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $125,304 in cash held outside of the Trust Account and a working capital surplus of $56,392. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In the past year, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 5,933,333 private placement warrants each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $8,900,000 that will also be worthless if we do not complete our initial business combination. In addition, we have engaged Moelis & Company LLC, together with the representative of the underwriter, to act as our advisors in connection with the marketing of our business combination and we may engage Moelis as our lead financial advisor on our business combination and other transactions, in each case, with fees for such engagements to be conditioned upon the completion of the business combination. These personal and financial interests of our executive officers, directors and members of our Sponsor may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit any period of time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Until we consummate our initial business combination, we are engaged in the business of identifying and combining with one or more businesses. Our sponsor, Moelis and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business, including without limitation, AC III. For example, affiliates of our sponsor also founded AC III, a blank check company incorporated as a Delaware corporation for the purpose of effecting its own initial business combination. Mr. Moelis is the Chairman of the Board of Directors of AC III, and each of our other officers is an officer of AC III, and each of the foregoing owe fiduciary duties under Delaware law to AC III. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations to other entities or to clients of Moelis or other affiliates of our sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or director becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, including AC III, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a business combination opportunity may be suitable for one or more of AC III and us and our officers and directors may choose to direct such opportunity to one or more of AC III before presenting to our company, meaning we could find less suitable acquisition opportunities and could limit our ability to find a business combination that we find attractive. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance— Conflicts of Interest.” Such entities, including AC III, or clients of entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our choosing to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of the consideration to be paid by us in a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In connection with our Initial Public Offering, we engaged Moelis & Company LLC, together with the representative of the underwriters, to act as our advisors in connection with the marketing of our business combination and pay to Moelis & Company LLC and the representative of the underwriter a fee for such services upon consummation of our initial business combination.

Therefore, affiliates of our sponsor will have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may compete with clients of Moelis or other affiliates of our sponsor including AC III, for acquisition opportunities for our company, which could negatively impact our ability to locate a suitable business combination.

Our business strategy may overlap with some of the strategies of clients of Moelis and certain of its other affiliates. Moelis is an independent global investment bank. Acquisition opportunities that may be of interest to us may come to Moelis, its clients or other affiliates of our sponsor, including AC III, instead of us or may be pursued by those parties. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us except as may be required by our amended and restated certificate of incorporation with respect to certain opportunities referred to our officers and directors. Our sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.

Conflicts may arise from Moelis’ affiliation with us, its provision of services both to us, AC III and to third-party clients, as well as from actions undertaken by Moelis or its affiliates for its own account. In performing services for other clients and also when acting for its own account, Moelis may take commercial steps which may have an adverse effect on us. Moelis is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require Moelis to act exclusively on their behalf and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Alternatively, Moelis, or another affiliate of our sponsor, may be a financial advisor to a target business that we pursue a business combination with and Moelis, or another affiliate of our sponsor, may receive fees from the target business in connection with a business combination. Moelis also represents potential buyer’s businesses. Moelis may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us. For example, Moelis will be engaged by AC III in connection with the marketing a business combination by AC III and may be engaged from time to time by AC III to provide financial advisory and placement agency services in connection with the business combinations of AC III. Moelis is a member of the sponsor of AC III and has an economic interest in the sponsor entity. Any of Moelis’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Moelis or its clients or counterparties may at times be adverse to ours.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

Our units, Class A common stock and warrants are separately listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants are currently listed on the NYSE, and as such, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

●	may significantly dilute the equity interest of investors in our Initial Public Offering;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We have designated the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if

i.	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

ii.	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
iii.	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Prior to our Initial Public Offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our Initial Public Offering, management held customary organizational meetings with representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Initial Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our Initial Public Offering; and
●	other factors as were deemed relevant.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the warrants a value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After discussion with our independent registered public accounting firm and our management team, our audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to Form 8-K/A filed on December 21, 2021 and Note 2 to the financial statements provided in our Form 10-Q/A for the period ended March 31, 2021, Form 10-Q/A for the period ended June 30, 2021 and Form 10-Q/A for the period ended September 30, 2021, each as filed on December 27, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

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

After discussion with our independent registered public accounting firm and our management team, our audit committee of our Board of Directors concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to Form 8-K/A filed on December 21, 2021 and Note 2 to the financial statements provided in our Form 10-Q/A for the period ended March 31, 2021, Form 10-Q/A for the period ended June 30, 2021 and Form 10-Q/A for the period ended September 30, 2021, each as filed on December 27, 2021.  As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

As a result of such material weakness, the restatement of previously issued financial statements of the Company, the change in accounting as described in Note 2 to Form 8-K/A filed on December 21, 2021, other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 399 Park Avenue New York, New York 10022. Our executive offices are provided to us by an affiliate of the Sponsor and we have agreed to pay such affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

Holders

As of March 7, 2022, we had one holder of record of our common stock, one holder of record of our units, and two holders of record of our warrants.

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

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our "initial business combination". We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2021, we had net income of $8,295,361, which resulted from a gain on change in the fair value of warrant liabilities of $10,131,504, a gain on marketable securities held in trust account in the amount of $93,163 and interest and dividend income on investments held in trust account of $2,078 offset in part by operating costs of $1,322,792, expensed offering costs of $289,922, franchise tax expense of $200,000, and a loss on the sale of private placement warrants of $118,670.

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

For the year ended December 31, 2021, net cash used in operating activities was $1,456,147, which was primarily due to operational and formation costs paid during the year.

For the year ended December 31, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from our initial public offering being deposited to the Trust Account.

For the year ended December 31, 2021 net cash provided by financing activities of $346,256,451 was comprised of $338,100,000 in proceeds from the issuance of units in our initial public offering net of underwriter's discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, offset by the payment of $443,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

For the period from December 21, 2020 (inception) through December 31, 2020 net cash used in operating activities was $0, which resulted from our net loss of $2,267, offset by changes in working capital of $2,267.

For the period from December 21, 2020 (inception) through December 31, 2020 net cash provided by financing activities of $325,000 was comprised of proceeds from the issuance of a promissory note to our Sponsor of $300,000, and $25,000 from the issuance of Class B common stock to our Sponsor.

As of December 31, 2021 and December 31, 2020, we had cash of $125,304 and $325,000, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis "Working Capital Loans". If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On February 3, 2022, we entered into a Working Capital Loan with our Sponsor, pursuant to which we received proceeds of $750,000, subject to the terms described above with respect to the Working Capital Loans except that this Working Capital Loan is only repayable in the event an Initial Business Combination is consummated.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful within 24 months from the effective date of our initial public offering. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

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

Working Capital Loan

On February 3, 2022, we entered into a Working Capital Loan with our Sponsor (the "Sponsor Working Capital Loan"), pursuant to which we received proceeds of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common stock subject to possible redemption

All of the 34,500,000 shares of Class A common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock sold as part of the units in our initial public offering has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. We have not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 14,558,333 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex features of the Company’s warrants and Class A common stock, which resulted in a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our annual financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described above, during the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

As reported in our Amendment to Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021, the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares issued as part of the units sold in the Initial Public Offering on February 8, 2021. Historically, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation. Pursuant to such re-evaluation, the Company’s management determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated certificate of incorporation. In addition, in connection with the change in presentation for the public shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On November 29, 2021, the Audit Committee of the board of directors (the “Audit Committee”), after discussion with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of February 8, 2021 (the "Post IPO Balance Sheet"), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iii) unaudited interim financial statements included in the Company’s’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (iv) unaudited interim financial statements included in the Company’s’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for the Affected Periods to report all public shares as temporary equity. As such, the Company restated its financial statements for the Affected Periods.

The Post IPO Balance Sheet was restated in an amendment to Current Report on Form 8-K/A, filed with the SEC on December 21, 2021; the Q1 2021 Financial were Statements were restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021, filed with the SEC on December 27, 2021; the Q2 2021 Financial Statements were restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021, filed with the SEC on December 27, 2021; and the Q3 2021 Financial Statements were restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, filed with the SEC on December 27, 2021.

Management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective for all periods noted above. The Company’s remediation plan with respect to such material weakness is described above.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Name	Age	Position
Kenneth Moelis	63	Chairman
Michael Spellacy	50	Chief Executive Officer and Director
Christopher Callesano	48	Chief Financial Officer
Nicholas Nickerson	37	Chief Operating Officer
Todd Lemkin	46	Director
Carrie McCabe	63	Director
Emanuel Pearlman	61	Director

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

Prior to founding Moelis, Mr. Moelis worked at UBS from 2001 to 2007, where he was most recently President of UBS Investment Bank and previously Joint Global Head of Investment Banking. Before joining UBS, Mr. Moelis was Head of Corporate Finance at Donaldson, Lufkin & Jenrette, where he worked from 1990 through 2000. Mr. Moelis began his career as an investment banker with Drexel Burnham Lambert in 1981. Mr. Moelis serves as the Chairman of the Board of Atlas Crest Investment Corp. III. Mr. Moelis also serves on the University of Pennsylvania Board of Trustees, the Wharton Board of Overseers, the Ronald Reagan UCLA Medical Center Board of Advisors and was formerly Chair and Director on the Tourette Association of America Board. Mr. Moelis holds a B.S. and an M.B.A. from the Wharton School at the University of Pennsylvania.

Michael Spellacy was appointed our Chief Executive Officer and a director January 2021. Mr. Spellacy is also the Chief Executive Officer and a director of Atlas Crest Investment Corp. III. Mr. Spellacy has extensive experience in technology, data and analytics, capital markets and private equity and has worked as an investor, investment banker and consultant. Most recently, Mr. Spellacy was a Senior Managing Director at Accenture plc and Global Industry Leader of Accenture Capital Markets while overseeing Accenture’s Asset Management, Wealth Management and Investment and Trading businesses. Accenture plc is a multinational Fortune Global 500 professional services firm with 2020 revenues of over $44 billion. Mr. Spellacy began his role at Accenture in 2017.

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

Christopher Callesano has served as our Chief Financial Officer since inception. Mr. Callesano is also Chief Financial Officer of Atlas Crest Investment Corp. III. Mr. Callesano is currently a Managing Director of Moelis and has served as its Principal Accounting Officer since 2016 and its Corporate Controller since 2010. From 2008 to 2010, Mr. Callesano was Senior Managing Director of Financial

Reporting and Accounting Policy at NASDAQ OMX where he was responsible for preparing the financial statements filed with the SEC. Previously, Mr. Callesano worked at Merrill Lynch from 2004 to 2008, most recently as Director of Corporate Reporting. Prior to joining Merrill Lynch, Mr. Callesano held various other accounting positions, including as an auditor with Ernst & Young. Mr. Callesano holds a B.S. in Accounting from Penn State University and an M.B.A. in Finance from the Stern School of Business at New York University. He is a Certified Public Accountant licensed in New York State.

Nicholas Nickerson, was elected our Chief Operating Officer on October 14, 2021.  Prior to joining the Company, from 2014 to 2021, Mr. Nickerson worked as a Vice President and Associate in the Real Estate, Gaming, Lodging and Leisure Investment Banking group at Deutsche Bank Securities, Inc. From 2013 to 2014, Mr. Nickerson worked in the Real Estate Investment Banking Group at Oppenheimer & Co. Inc. Previously, Mr. Nickerson worked at Green Street Advisors from 2009 to 2012, most recently as a Senior Equity Research Associate. Mr. Nickerson received a B.S. in Economics from Duke University.

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

Carrie McCabe, a Director, currently serves as the CEO of Lasair Advisors LLC, a strategic advisory firm, which she founded in 2000. Ms. McCabe previously was Managing Director at $30 billion PAAMCO responsible for Global Strategy and a member of the Management Committee from 2016 to 2019. While at PAAMCO, she served as the CEO and CIO creating the new PAAMCO Select business which was focused on active long equity solutions. Prior to PAAMCO, Ms. McCabe served as a Senior Advisor to McKinsey & Company’s global Asset Management and Private Equity Practices from 2013 to 2016. In 2008, Ms. McCabe launched Lasair Capital, an institutional alternative asset management firm, in strategic partnership with a Fortune 5 pension plan, with assets acquired by General Electric in 2013. Previously, Ms. McCabe was President and CEO of Financial Risk Management where she led the Americas team of the $15 billion institutional hedge fund organization and also served as a member of FRM’s Global Advisory Committee and Investment Committees. Prior to that, she was President and Chief Executive Officer of Blackstone Alternative Asset Management, where she built multi-manager hedge fund investing into a core business of Blackstone. Ms. McCabe began her career trading government securities at Bear Stearns where she was Managing Director. She then joined Hong Kong and Shanghai Banking Corporation (HSBC) as Senior Vice President and Manager of Capital Markets, where she managed a $25 billion balance sheet, and the sales and trading teams. Subsequently, she founded and served as President of Midland Investment Management, the institutional money management affiliate of HSBC in the Americas. She then served as Principal at Mariner Investment Group, where she created new company ventures in the alternative asset area. Ms. McCabe received her B.A. in Economics from Stanford University and MBA from Harvard Business School. We believe Ms. McCabe’s experience building and leading businesses and financial structuring expertise make her well qualified to serve on our board of directors.

Emanuel Pearlman, a Director, currently serves as Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in 2003. Mr. Pearlman was appointed to the board of Redbox Entertainment Inc. in March 2022 and serves as the Chairman of its Strategic Review Committee. Mr. Pearlman has been a member of the board of LSC Communications, LLC since January 2021 where he serves on the Audit and Compensation Committees.  In 2021 Mr. Pearlman was appointed to the board of Flexia Payments, LLC where he currently serves as Lead Independent Director and member of the Finance & Audit Committees. Mr. Pearlman has been a member of the Board of Directors of Network-1 Technologies, Inc. since 2012, where he serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee. From 2020 through March 2022 Mr. Pearlman served on the board of AMI 1 LLC, the owner of Associated Materials, Inc. and served on the Audit Committee. Mr. Pearlman previously served as a director of Empire Resorts from 2010 to 2019 including as Executive Chairman of the Board from 2016 to 2019 and Non-Executive Chairman of the Board from 2010 to 2016. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics AG from May 2018 to October 2019 and served on its Audit Committee from May 2018 to October 2019 and its Nomination and Governance Committee from May 2018 to May 2019. From 2013 through 2018, he served on the Board of Directors of CEVA Holdings, LLC. From 2018 through 2019, Mr. Pearlman served on the Board of Managers and as President of each of SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX) LLC, which are special purpose bankruptcy remote limited liability companies with ownership of approximately 100 real estate properties of Sears. From May 2017 through September 2017, Mr. Pearlman served on the Board of Directors of ClubCorp Holdings where he served on the Strategic Review Committee, and from 2009 to 2014, he served as the sole independent director of the Fontainebleau Miami JV LLC, which owned and operated the Fontainebleau Hotel in Miami Beach. Mr. Pearlman served as a member of the Board of Directors of Dune Energy from

2012 to 2013 and Jameson Inns, Inc. from January 2012 to December 2012. He also served as a director of Multimedia Games, Inc. from 2006 to 2010. Mr. Pearlman holds an MBA from Harvard Business School and a B.A. in Economics from Duke University. We believe Mr. Pearlman’s broad investing background and extensive board experience make him well qualified to serve on our board of directors.

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Audit Committee

Mr. Lemkin, Ms. McCabe and Mr. Pearlman serve as members of our audit committee, and Mr. Pearlman is the chair the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Pearlman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Mr. Lemkin, Ms. McCabe and Mr. Pearlman will serve as members of our compensation committee. Mr. Lemkin is the chair of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Moelis & Company LLC of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses and the potential payment of the Marketing Fee to the representative of the underwriter and Moelis & Company LLC and advisory fees to Moelis or another affiliate of the sponsor for financial advisory services provided in connection with an initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

Mr. Lemkin, Ms. McCabe and Mr. Pearlman serve as members of our nominating and corporate governance committee. Ms. McCabe is the chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
●	reviewing on a regular basis our corporate governance and recommending improvements as and when necessary.
●	The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

All of our officers have fiduciary and contractual duties to AC III. If our Business Combination does not consummate and we are pursuing other suitable initial business combination counterparties, AC III may compete with us for business combination opportunities. If AC III decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, which are limited by our renunciation of our interest in any corporate opportunity as described below, none of the members of our management team who are also employed by, or directors of, our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to AC III, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties which are limited by our renunciation of our interest in any corporate opportunity as described herein.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities including, without limitation, AC III, or to clients of Moelis, or other affiliates of our sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, including AC III, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a business combination opportunity may be suitable for AC III and us and our officers and directors may choose to direct such opportunity to AC III before presenting to our company, meaning we could find less suitable acquisition opportunities and could limit our ability to find a business combination that we find attractive. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete an initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual or other obligations:

Individual	Entity	Entity’s Business	Affiliation
Kenneth Moelis	Moelis & Company	Global Investment Banking Firm	Chief Executive Officer and Chairman, Controlling Shareholder
	Moelis Asset Management LP	Securities and Investment Management Firm	Management Committee Member, Managing Member of the General Partner of Moelis Asset Management LP
	Moelis Australia	Securities and Investment Management Firm	Director
	Atlas Crest Investment Corp. III	Special Purpose Acquisition Company	Chairman of the Board of Directors

Michael Spellacy
	Atlas Crest Investment Corp. III	Special Purpose Acquisition Company	CEO and Director
	Archer Aviation Inc.	Urban Air Mobility	Director
Christopher Callesano	Moelis & Company	Global Investment Banking Firm	Principal Accounting Officer and Controller
	Atlas Crest Investment Corp. III	Special Purpose Acquisition Company	Chief Financial Officer

Todd Lemkin	Canyon Partners, LLC	Investment management firm	Chief Investment Officer

Carrie McCabe	Lasair Advisors LLC	Strategic advisory firm	CEO and Founder

Emanuel Pearlman	Liberation Investment Group LLC	Investment Management and Financial Consulting Firm	Chairman and Chief Executive Officer
	Network-1 Technologies, Inc.	Intellectual Property Company	Director
	Flexia Payments LLC	Financial technology company	Director
	LSC Communications. Inc.	Print and digital media company	Director
	Redbox Entertainment Inc.	Video Rental and Streaming Services Company	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit any specified period of to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities or clients of the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders purchased founder shares and private placement warrants. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination,

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
●	Our officers and directors, Moelis or its affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment bank which is a member of FINRA or a valuation or appraisal firm, that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. Further, commencing on the date our securities are first listed on the NYSE, we will also pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

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

On October 14, 2021, we appointed Nicholas Nickerson as our Chief Operating Officer. On October 14, 2021, Mr. Nickerson became a member of our sponsor. The Company will reimburse Mr. Nickerson for expenses incurred in connection with his role as Chief Operating Officer. In addition, Mr. Nickerson and the Company have entered into an indemnification agreement substantially in the form attached as Exhibit 10.5 to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 1, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 7, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers, directors and director nominees; and
●	all of our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The beneficial ownership of our common stock is based on 43,125,000 shares of common stock issued and outstanding as of March 7, 2022, consisting of 34,500,000 shares of Class A common stock and 8,625,000 shares of Class B common stock.

		APPROXIMATE
		PERCENTAGE
	NUMBER OF	OF
	SHARES	OUTSTANDING
	BENEFICIALLY	COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	OWNED (2)	STOCK
Directors, executive officers and Founders
Atlas Crest Investment II LLC(3)(4)	8,625,000	20.0%
Kenneth Moelis(3)	8,625,000	20.0%
Michael Spellacy	—	—
Christopher Callesano	—	—
Nick Nickerson	—	—
Todd Lemkin	—	—
Carrie McCabe	—	—
Emanuel Pearlman	—	—
All executive officers and directors as a group (seven individuals)	8,625,000	20.0%
Highbridge Capital Management, LLC(5)	2,315,593	5.4%
Sculptor Capital LP(6)	2,229,135	5.2%
(1)	Unless otherwise noted, the business address of each of the following is 399 Park Avenue., New York, New York 10022.
(2)	No filings were made by any beneficial owner of more than 5% of our outstanding shares of Class A Common Stock other than as set forth in this table.
(3)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis.
(4)	Atlas Crest Investment II LLC is the record holder of the shares reported herein. Each of our officers and directors, other than Todd Lemkin, are among the members of Atlas Crest Investment II LLC. Mr. Moelis is the sole managing member of Atlas Crest Manager LLC (formerly known as Atlas Crest II Manager LLC) the managing member of Atlas Crest Investment II LLC. Mr. Moelis has voting and investment discretion with respect to the common stock held of record by Atlas Crest Investment II LLC. Mr. Moelis disclaims any beneficial ownership of any shares held by Atlas Crest Investment II LLC except to the extent of his ultimate pecuniary interest. Moelis is a member of our sponsor and has an economic interest in approximately 10% of our Class B Common Stock and approximately 440,000 of our warrants.
(5)	Based on the Schedule 13G/A filed with the SEC on February 9, 2022 by Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts holding the Company’s Class A commons stock. The address of the business office of Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	Based on the Schedule 13G filed with the SEC on January 28, 2022 by the following entities: Sculptor Capital LP (“Sculptor”), a Delaware limited partnership and the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, and serves as the investment manager to certain of the Accounts. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

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

Sponsor Working Capital Loan

On February 3, 2022, we entered into the Sponsor Working Capital Loan, pursuant to which we received proceeds of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable only upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Director Independence

Mr. Lemkin, Ms. McCabe and Mr. Pearlman are each considered an “independent director” under the New York Stock Exchange standards, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $88,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
No.	Description of Exhibit
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

4.5	Description of Securities*
10.1

Letter Agreement dated February 3, 2021 among the Registrant, Atlas Crest Investment II LLC and each of the executive officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39999) filed with the SEC on February 9, 2021)

10.2

Investment Management Trust Agreement dated February 3, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39999) filed with the SEC on February 9, 2021)

10.3

Registration and Shareholder Rights Agreement dated February 3, 2021 among the Registrant, Atlas Crest Investment II LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-39999) filed with the SEC on February 9, 2021)

10.4

Support Agreement, dated February 3, 2021 by and between the Registrant and Moelis & Company LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file No. 001-39999) filed with the SEC on February 9, 2021)

10.5

Private Placement Warrants Purchase Agreement dated February 3, 2021 between the Registrant and Atlas Crest Investment II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file No. 001-39999) filed with the SEC on February 9, 2021)

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 (file No. 333-251893) filed with the SEC on February 1, 2021)
10.7	Promissory Note issued to Atlas Crest Investment II LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 (file No. 333-251893) filed with the SEC on February 1, 2021)
10.8

Securities Subscription Agreement dated February 3, 2021 between the Registrant and Atlas Crest Investment II LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 (file No. 333-251893) filed with the SEC on February 1, 2021)

10.9

Promissory Note, dated February 3, 2022, issued by Atlas Crest Investment Corp. II to Atlas Crest Investment II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 85-2730902) filed with the SEC on February 4, 2022)

31.1	Certification of the Chief Executive Officer by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Execution Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp. II

Date: March 17, 2022	By:	/s/ Michael Spellacy
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

Name	Position	Date

/s/ Kenneth Moelis Kenneth Moelis	Chairman of the Board	March 17, 2022

/s/ Michael Spellacy Michael Spellacy	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022

/s/ Christopher Callesano Christopher Callesano	Chief Financial (Principal Accounting Officer)	March 17, 2022

/s/ Carrie McCabe Carrie McCabe	Director	March 17, 2022

/s/ Todd Lemkin Todd Lemkin	Director	March 17, 2022

/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 17, 2022

ATLAS CREST INVESTMENT CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Atlas Crest Investment Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlas Crest Investment Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, statements of changes in stockholders’ deficit (equity) and cash flows for the year ended December 31, 2021 and the period from December 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America..

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 17, 2022

ATLAS CREST INVESTMENT CORP. II

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$125,304	$325,000
Prepaid expenses and other current assets	532,085	—
Total current assets	657,389	325,000
Deferred offering costs	—	60,000
Investments held in Trust Account	345,095,241	—
Total Assets	$345,752,630	$385,000

Liabilities and Stockholders' (Deficit) Equity:
Current liabilities:
Accounts payable	$242,503	$—
Accrued expenses	158,494	2,267
Accrued offering costs	—	60,000
Franchise tax payable	200,000	—
Promissory note - related party	—	300,000
Total current liabilities	600,997	362,267
Warrant liabilities	11,997,166	—
Total Liabilities	12,598,163	362,267

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 and no shares at redemption value at December 31, 2021 and December 31, 2020, respectively	345,000,000	—
Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at December 31, 2021 and December 31, 2020; no shares outstanding (excluding 34,500,000 and no shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and December 31, 2020(1)(2)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(11,846,396)	(2,267)
Total stockholders' (deficit) equity	(11,845,533)	22,733
Total Liabilities and Stockholders' (Deficit) Equity	$345,752,630	$385,000

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

ATLAS CREST INVESTMENT CORP. II

STATEMENT OF OPERATIONS

		For the period from
		December 21, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Operating and formation costs	$1,322,792	$2,267
Franchise tax expense	200,000	—
Loss from operations	(1,522,792)	(2,267)
Gain on investments held in Trust Account	93,163	—
Interest and dividend income on investments held in Trust Account	2,078	—
Loss on sale of private placement warrants	(118,670)	—
Expensed offering costs	(289,922)	—
Change in fair value of warrant liabilities	10,131,504	—
Net income (loss)	$8,295,361	$(2,267)

Basic and diluted weighted average shares outstanding, Class A common stock	30,813,699	—
Basic and diluted net income per share, Class A common stock	$0.21	—
Basic and diluted weighted average shares outstanding, Class B common stock(1)(2)	8,504,795	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.21	$(0.00)

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

ATLAS CREST INVESTMENT CORP. II

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
							Total
	Class A		Class B		Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 21, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)(2)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(2,267)	(2,267)
	—	—
Balance – December 31, 2020	—	—	8,625,000	863	24,137	(2,267)	22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	8,295,361	8,295,361
Balance – December 31, 2021	—	$—	8,625,000	$863	—	$(11,846,396)	$(11,845,533)

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

ATLAS CREST INVESTMENT CORP. II

STATEMENT OF CASH FLOWS

		For the period from
		December 21, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,295,361	$(2,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensed offering costs	289,922	—
Gain on investments held in Trust Account	(93,163)	—
Interest and dividend income on investments held in Trust Account	(2,078)	—
Loss on sale of private placement warrants	118,670	—
Change in fair value of warrant liabilities	(10,131,504)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(532,085)	—
Accounts payable	242,503	—
Accrued expenses	156,227	2,267
Franchise tax payable	200,000	—
Net cash used in operating activities	(1,456,147)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	300,000
Repayment of promissory note	(300,000)	—
Proceeds from initial public offering, net of underwriter's discount paid	338,100,000	—
Proceeds from sale of private placement warrants	8,900,000	—
Offering costs paid	(443,549)	—
Net cash provided by financing activities	346,256,451	325,000

Net change in cash	(199,696)	325,000

Cash - beginning of period	325,000	—
Cash - end of period	$125,304	$325,000

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption to redemption value	$20,163,627	$—
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$60,000	$—
Deferred offering costs included in accrued offering costs	$—	$60,000

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020  relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $7,343,549, consisting of $6,900,000 of underwriting fees and $443,549 of other costs. In addition, at December 31, 2021 and December 31, 2020, $125,304 and $325,000 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity ("ASC 480").

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment II LLC (the "Sponsor") has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of December 31, 2021, the Company had $125,304 in cash held outside of the Trust Account and a working capital surplus of $56,392. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31,2021 and December 31, 2020.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income from investments held in Trust Account is included in interest and dividends on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

All of the 34,500,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Issuance costs allocated to Class A common stock	(7,053,627)
Plus:
Accretion of carrying value to redemption value	20,163,627
Class A common stock subject to possible redemption	$345,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,343,549 as a result of the Initial Public Offering (consisting of a $6,900,000 underwriting discount and $443,549 of other offering costs). The Company recorded $7,053,627 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

immediately expensed $289,922 of offering costs in connection with the Public Warrants (as defined in Note 3) and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes ("ASC 740"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 14,558,333 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period from December
	For the Year ended December		21, 2020 (inception) Through
	31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$6,501,031	$1,794,330	—	$(2,267)
Denominator:
Basic and diluted weighted average shares outstanding	30,813,699	8,504,795	—	7,500,000
Basic and diluted net income (loss) per share	$0.21	$0.21	—	$(0.00)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal years ended December 31, 2021 and 2020.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company completed its Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant (the“Public Warrants”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,933,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to the Sponsor, generating gross proceeds of $8,900,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 in the statement of operations for the year ended December 31, 2021 as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Due from Sponsor

As of December 31, 2021, the Company was due $20,000 from the Sponsor for an overadvancement of reimbursable expenses which has been repaid subsequent to year end on February 7, 2022 (see Note 11). The due from Sponsor balance as of December 31, 2021 is included in prepaid expenses and other current assets in the accompanying balance sheet.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, $110,000 of administrative support expenses were incurred, respectively.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.No Working Capital Loans were outstanding as of December 31, 2021 and December 31, 2020. On February 3, 2022, the Company entered into a Working Capital Loan with the Sponsor, pursuant to which the Company received proceeds of $750,000 (see Note 11).

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

NOTES TO FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants will and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At December 31, 2021, there were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS' EQUITY

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company's common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 34,500,000 shares of Class A common stock that were recorded as temporary equity and no shares of Class A common stock issued or outstanding, respectively, including 34,500,000 and no shares of Class A common stock subject to possible redemption at December 31, 2021 and December 31, 2020, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company's common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$271,175
Net operating loss carryforwards	22,823
Total deferred tax assets	293,998
Valuation allowance	(293,178)
Deferred tax liabilities:
Unrealized gain on investments	(820)
Total deferred tax liabilities	(820)
Deferred tax assets, net of allowance	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(293,178)

State
Current	—
Deferred	—
Change in valuation allowance	293,178
Income tax provision	$—

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $109,000 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the valuation allowance was $293,178.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(25.6)%
Non-deductible transaction costs	1.0%
Meals and entertainment	0.1%
Change in valuation allowance	3.5%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and New York which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,095,241	$345,095,241	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,072,500	$7,072,500	$—	$—
Warrant liability – Private Placement Warrants	$4,924,666	$—	$—	$4,924,666

As of December 31, 2020, the Company did not have any financial assets and liabilities that were measured at fair value.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $0.82 per warrant as of December 31, 2021.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

As of February 8,
2021 (Initial
Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

		As of February 8,
	As of December 31,	2021 (Initial
	2021	Measurement)
Stock price	$9.73	$10.00
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	86.0%
Dividend yield	—%	—%
Remaining term (in years)	5.8	6.1
Volatility	12.8%	22.0%
Risk-free rate	1.3%	0.7%
Fair value of warrants	$0.83	$1.52

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement at February 8, 2021	22,128,670
Transfer of Public Warrants to Level 1 measurement	(7,331,250)
Change in fair value	(9,872,754)
Fair value of the Private Placement Warrants as of December 31, 2021	$4,924,666

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $10,131,504 and $0 within change in fair value of warrant liabilities in the statements of operations for the year ended December 31, 2021 and for the period from December 21, 2020 (inception) through December 31, 2020, respectively. The gain on the change in fair value of warrant liabilities for the year ended December 31, 2021 was due in large part to the decrease in the public traded price of the Public Warrants.

ATLAS CREST INVESTMENT CORP. II

NOTES TO FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 3, 2022, the Company entered into a Working Capital Loan (see Note 6) with the Sponsor (the “Sponsor Working Capital Loan”), pursuant to which the Company received proceeds of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable only upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On February 7, 2022, the Sponsor repaid the $20,000 due from Sponsor (see Note 5).