Form 10-Q
period 2022-03-31
Atlas Crest Investment Corp. II
filed 2022-05-12
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$419,141	$125,304
Prepaid expenses and other current assets	395,536	532,085
Total current assets	814,677	657,389
Investments held in Trust Account	345,034,294	345,095,241
TOTAL ASSETS	$345,848,971	$345,752,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$48,636	$242,503
Accrued expenses	304,000	158,494
Franchise tax payable	50,000	200,000
Convertible promissory note - related party	151,000	—
Total current liabilities	553,636	600,997
Warrant liabilities	4,804,250	11,997,166
Total Liabilities	5,357,886	12,598,163

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 shares at redemption value at March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at March 31, 2022 and December 31, 2021; no shares outstanding (excluding 34,500,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	543,900	—
Accumulated deficit	(5,053,678)	(11,846,396)
Total Stockholders’ Deficit	(4,508,915)	(11,845,533)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,848,971	$345,752,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating and formation costs	$524,301	$134,647
Franchise tax expense	50,050	49,180
Loss from operations	(574,351)	(183,827)
Gain on investments held in Trust Account	119,053	17,860
Loss on sale of private placement warrants	—	(118,670)
Expensed offering costs	—	(289,922)
Change in fair value of warrant liabilities	7,192,916	9,635,416
Change in fair value convertible promissory note - related party	55,100	—
Net income	$6,792,718	$9,060,857

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	19,550,000
Basic and diluted net income per share, Class A common stock	$0.16	$0.33
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,137,500
Basic and diluted net income per share, Class B common stock	$0.16	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(11,846,396)	$(11,845,533)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	543,900	—	543,900
Net income	—	—	—	—	—	6,792,718	6,792,718
Balance — March 31, 2022	—	$—	8,625,000	$863	$543,900	$(5,053,678)	$(4,508,915)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance — March 31, 2021	—	$—	8,625,000	$863	$—	$(11,080,900)	$(11,080,037)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,792,718	$9,060,857
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	289,922
Change in fair value of convertible note	(55,100)	—
Gain on investments held in Trust Account	(119,053)	(17,860)
Loss on sale of private placement warrants	—	118,670
Change in fair value of warrant liabilities	(7,192,916)	(9,635,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	136,549	(875,778)
Due from related party	—	(4,404)
Accounts payable	(193,867)	16,040
Accrued expenses	145,506	(1,809)
Franchise tax payable	(150,000)	49,180
Net cash used in operating activities	(636,163)	(1,000,598)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Proceeds from Trust Account to pay tax	180,000	—
Net cash provided by (used in) investing activities	180,000	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	750,000	—
Repayment of promissory note to related party	—	(300,000)
Proceeds from initial public offering, net of underwriter’s discount paid	—	338,100,000
Proceeds from sale of private placement warrants	—	8,900,000
Offering costs paid	—	(418,549)
Net cash provided by financing activities	750,000	346,281,451

Net Change in Cash	293,837	280,853

Cash - Beginning of Period	125,304	325,000
Cash - End of Period	$419,141	$605,853

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption to redemption value	$—	$20,163,627
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$60,000
Offering costs included in accrued offering costs	$—	$(35,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $7,343,549, consisting of $6,900,000 of underwriting fees and $443,549 of other costs. In addition, at March 31, 2022 and December 31, 2021, $419,141 and $125,304 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment II LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by February 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 18, 2022. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $419,141 and $125,304, respectively.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income from investments held in Trust Account is included in interest and dividends on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Issuance costs allocated to Class A common stock	(7,053,627)
Plus:
Accretion of carrying value to redemption value	20,163,627
Class A common stock subject to possible redemption	$345,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,343,549 as a result of the Initial Public Offering (consisting of a $6,900,000 underwriting discount and $443,549 of other offering costs). The Company recorded $7,053,627 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $289,922 of offering costs in connection with the Public Warrants (as defined in Note 3) and Private Placement Warrants that were classified as liabilities.

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

Convertible Promissory Note - Related Party

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31,		Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$5,434,174	$1,358,544	6,397,824	$2,663,033
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	19,550,000	8,137,500
Basic and diluted net income per share	$0.16	$0.16	$0.33	$0.33

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company completed its Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 for the three months ended March 31, 2021 in the statement of operations as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

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

Due from Sponsor

As of December 31, 2021, the Company was due $20,000 from the Sponsor for an overadvancement of reimbursable expenses which has been repaid on February 7, 2022. The due from Sponsor balance as of December 31, 2021 is included in prepaid expenses and other current assets in the accompanying balance sheet.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021, $30,000 and $20,000 of administrative support expenses were incurred, respectively.

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

No Working Capital Loans were outstanding as of December 31, 2021. On February 3, 2022, the Company entered into a Working Capital Loan (see Note 6) with the Sponsor (the “Convertible Promissory Note”), pursuant to which the Company received proceeds of $750,000. The Convertible Promissory Note is non-interest bearing and payable only upon the completion of a Business Combination.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Convertible Promissory Note may be convertible into warrants of the post-Business Combination entity at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The fair value of the note was estimated by the Company to be $206,100 at initial measurement and $151,000 at March 31, 2022.

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

There were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding as of March 31, 2022 and December 31, 2021, respectively. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued or outstanding, including 34,500,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$345,034,294	$345,034,294	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,846,250	$2,846,250	$—	$—
Warrant liability – Private Placement Warrants	$1,958,000	$—	$—	$1,958,000
Convertible promissory note - related party	$151,000	$—	$—	$151,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,095,241	$345,095,241	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,072,500	$7,072,500	$—	$—
Warrant liability – Private Placement Warrants	$4,924,666	$—	$—	$4,924,666

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $0.33 and $0.82 per warrant as of March 31, 2022 and December 31, 2021.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a Modified Black-Scholes options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of February 8,
2021 (Initial
Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

			As of February
	As of March 31,	As of December 31,	8, 2021 (Initial
	2022	2021	Measurement)
Stock price	$9.82	$9.73	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing a Business Combination	*	*	86.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.5	5.8	6.1
Volatility	4.8%	12.8%	22.0%
Risk-free rate	2.4%	1.3%	0.7%
Fair value of warrants	$0.33	$0.83	$1.52

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

		As of February 4,
	As of March 31,	2022 (Initial
	2022	Measurement)
Warrant price	$0.33	$0.45
Conversion price	$1.50	$1.50
Expected term	0.5	0.7
Warrant volatility	110.0%	86.3%
Risk free rate	1.1%	0.7%
Discount rate	4.3%	4.0%
Probability of completing a Business Combination	20.5%	28.0%
Fair value convertible promissory note - related party	$151,000	$206,100

ATLAS CREST INVESTMENT CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021	$4,924,666
Initial measurement of convertible promissory note - related party	206,100
Change in fair value	(3,021,766)
Fair value as of March 31, 2022	$2,109,000

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at February 8, 2021	22,128,670
Transfer of Public Warrants to Level 1 measurement	(7,331,250)
Change in fair value	(9,635,416)
Fair value as of March 31, 2021	$5,162,004

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $7,192,916 and $9,635,416 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. The gains on the change in fair value of warrant liabilities for the three months ended March 31, 2022 and 2021 was due in large part to the decrease in the public traded price of the Public Warrants. The Company recognized a gain on the change in fair value of convertible promissory note - related party of $55,100 in the condensed statement of operations for the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 filed with the SEC on March 18, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 21, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity for the period from December 21, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net income of $6,792,718, which resulted from a gain on change in the fair value of warrant liabilities of $7,192,916, a gain on change in fair value of convertible promissory note-related party of $55,100 and a gain on marketable securities held in trust account in the amount of $119,053, offset in part by operating costs of $524,301 and franchise tax expense of $50,050.

For the three months ended March 31, 2021, we had net income of $9,060,857, which resulted from an unrealized gain on marketable securities held in Trust Account in the amount of $17,860 and a gain on change in the fair value of warrant liability of $9,635,416, partially offset by operating and formation costs of $134,647, franchise tax expense of $49,180, loss on sale of private placement warrants of $118,670, and expensed offering costs of $289,922.

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

For the three months ended March 31, 2022, net cash used in operating activities was $636,163, which was primarily due to operational costs and franchise taxes paid during the quarter.

For the three months ended March 31, 2021, net cash used in operating activities was $1,000,598, which was primarily due to operational and formation costs paid during the quarter.

For the three months ended March 31, 2022, net cash used in investing activities of $180,000 was the result of proceeds transferred from our Trust Account used to pay taxes.

For the three months ended March 31, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the three months ended March 31, 2022 net cash provided by financing activities of $750,000 was comprised of proceeds from the working capital loan with our Sponsor.

For the three months ended March 31, 2021, net cash provided by financing activities of $346,281,451 was comprised of $338,100,000 in proceeds from the issuance of Units in the initial public offering net of underwriter’s discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, offset by the payment of $418,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of March 31, 2022 and December 31, 2021, we had cash of $419,141 and $125,304, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis “Working Capital Loans”. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On February 3, 2022, we entered into a Working Capital Loan with our Sponsor, pursuant to which we received proceeds of $750,000, subject to the terms described above with respect to the Working Capital Loans except that this Working Capital Loan is only repayable in the event an Initial Business Combination is consummated.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Working Capital Loan

On February 4, 2022, we entered into a Working Capital Loan with our Sponsor (the “Sponsor Working Capital Loan”), pursuant to which we received proceeds of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Convertible Promissory Note - Related Party

We account for the convertible promissory notes under ASC 815. We have made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory note is required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments which resulted in restatements to our Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in Item 1A of our Annual Report for the year ended December 31, 2021 are hereby incorporated by reference. In addition, we identified the following additional risks.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to SPACs. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On February 4, 2022, we entered into a Working Capital Loan with our Sponsor (the “Sponsor Working Capital Loan”), pursuant to which we received proceeds of $750,000. The Sponsor Working Capital Loan is non-interest bearing and payable upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Atlas Crest Investment Corp. II

Date: May 11, 2022	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer
Atlas Crest Investment Corp. II

Date: May 11, 2022	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer