Form 10-Q
period 2022-06-30
Atlas Crest Investment Corp. II
filed 2022-08-19
CIK 1838614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 18, 2022, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$210,320	$125,304
Prepaid expenses and other current assets	321,488	532,085
Total current assets	531,808	657,389
Investments held in Trust Account	345,587,033	345,095,241
TOTAL ASSETS	$346,118,841	$345,752,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,283	$242,503
Accrued expenses	335,635	158,494
Accrued compensation	45,564	—
Income tax payable	45,080	—
Franchise tax payable	100,000	200,000
Convertible promissory note - related party	92,900	—
Total current liabilities	670,462	600,997
Warrant liabilities	2,038,167	11,997,166
Total Liabilities	2,708,629	12,598,163

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 shares at redemption value at June 30, 2022 and December 31, 2021	345,341,953	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at June 30, 2022 and December 31, 2021; no shares outstanding (excluding 34,500,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	243,454	—
Accumulated deficit	(2,176,058)	(11,846,396)
Total Stockholders’ Deficit	(1,931,741)	(11,845,533)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,118,841	$345,752,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating and formation costs	$404,222	$306,598	$928,523	$441,245
Franchise tax expense	50,000	49,727	100,050	98,907
Loss from operations	(454,222)	(356,325)	(1,028,573)	(540,152)
Gain on investments held in Trust Account	552,739	11,896	671,792	29,756
Loss on sale of private placement warrants	—	—	—	(118,670)
Expensed offering costs	—	—	—	(289,922)
Gain (loss) on change in fair value of warrant liabilities	2,766,083	(4,426,833)	9,958,999	5,208,583
Gain on change in fair value convertible promissory note - related party	58,100	—	113,200	—
Income (loss) before income taxes	2,922,700	(4,771,262)	9,715,418	4,289,595
Income tax expense	(45,080)	—	(45,080)	—
Net income (loss)	$2,877,620	$(4,771,262)	$9,670,338	$4,289,595

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	27,066,298
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.11)	$0.22	$0.12
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,382,597
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.11)	$0.22	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(11,846,396)	$(11,845,533)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	543,900	—	543,900
Net income	—	—	—	—	—	6,792,718	6,792,718
Balance - March 31, 2022	—	—	8,625,000	863	543,900	(5,053,678)	(4,508,915)
Stock-based compensation	—	—	—	—	41,507	—	41,507
Accretion of Class A common stock to redemption amount	—	—	—	—	(341,953)	—	(341,953)
Net income	—	—	—	—	—	2,877,620	2,877,620
Balance — June 30, 2022	—	$—	8,625,000	$863	$243,454	$(2,176,058)	$(1,931,741)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance - March 31, 2021	—	—	8,625,000	863	—	(11,080,900)	(11,080,037)
Net loss	—	—	—	—	—	(4,771,262)	(4,771,262)
Balance - June 30, 2021	—	$—	8,625,000	$863	$—	$(15,852,162)	$(15,851,299)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$9,670,338	$4,289,595
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	41,507	—
Expensed offering costs	—	289,922
Gain on change in fair value of convertible note	(113,200)	—
Gain on investments held in Trust Account	(671,792)	(29,756)
Loss on sale of private placement warrants	—	118,670
Gain on change in fair value of warrant liabilities	(9,958,999)	(5,208,583)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	210,597	(758,677)
Accounts payable	(191,220)	8,213
Accrued expenses	177,141	53,008
Accrued compensation	45,564	—
Income tax payable	45,080	—
Franchise tax payable	(100,000)	98,907
Net cash used in operating activities	(844,984)	(1,138,701)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Proceeds from Trust Account to pay tax	180,000	—
Net cash provided by (used in) investing activities	180,000	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible promissory note - related party	750,000	—
Repayment of promissory note to related party	—	(300,000)
Proceeds from initial public offering, net of underwriter’s discount paid	—	338,100,000
Proceeds from sale of private placement warrants	—	8,900,000
Offering costs paid	—	(418,549)
Net cash provided by financing activities	750,000	346,281,451

Net Change in Cash	85,016	142,750

Cash - Beginning of Period	125,304	325,000
Cash - End of Period	$210,320	$467,750

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption to redemption value	$341,953	$20,163,627
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$60,000
Offering costs included in accrued offering costs	$—	$25,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has implemented the aforementioned exemptions.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $210,320 and $125,304, respectively.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income from investments held in Trust Account is included in interest and dividends on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable common stock as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $341,953 during the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Issuance costs allocated to Class A common stock	(7,053,627)
Plus:
Accretion of carrying value to redemption value	20,163,627
Class A common stock subject to possible redemption at December 31, 2021	345,000,000
Accretion of carrying value to redemption value	341,953
Class A common stock subject to possible redemption at June 30, 2022	$345,341,953

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 10 for additional information on income taxes for the periods presented.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 14,558,333 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,302,096	$575,524	$(3,817,010)	$(954,252)	$7,736,270	$1,934,068	$3,275,235	$1,014,360
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	27,066,298	8,382,597
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.11)	$(0.11)	$0.22	$0.22	$0.12	$0.12

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

The carrying amounts reflected in the balance sheet for current assets and current liabilities (with the exception of the convertible promissory note - related party) approximate fair value due to their short-term nature.

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

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 for the six months ended June 30, 2021 in the statement of operations as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

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

Stock-Based Compensation

On January 15, 2021, the Sponsor transferred to each of the Company’s two directors (the “Original Directors”) a membership interest in the Sponsor (the “Interest”), which Interest relates to 25,000 Founder Shares each, or 50,000 Founder Shares in the Aggregate, for no cash consideration (collectively, the "Original Grant"). The Company determined that the Interests in the Founder Shares represent stock-based compensation to the Directors. The fair value of the Original Grant was determined to be $6.15 per share, or $307,500 in the aggregate. The Interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Interests is recognized only when the performance condition is probable of occurrence. The Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized for the Original Grant.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On October 4, 2021, the Sponsor transferred to one of the Company's executives (the "Executive") an Interest in the Sponsor representing 125,000 Founder Shares and 66,667 Private Placement Warrants. The Company determined that the Interests in the Founder Shares and Private Placement Warrants represent stock-based compensation to the Executive. The fair value of the Interest was determined to be $4.34 per share and $0.91 per warrant, or $603,167 in the aggregate. The Interest was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Interests is recognized only when the performance condition is probable of occurrence. The Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized for the grant to the Executive.

On December 21, 2021, one of the Original Directors resigned from the board of directors of the Company and forfeited their Interest for no consideration. As such, no stock-based compensation was recorded for this Original Director's Interest. On December 27, 2021, a new director (the "Third Director") was appointed to the board of directors. Upon appointment, the Third Director was granted an Interest in the Sponsor representing 25,000 Founder Shares pursuant to a 'Securities Transfer Agreement' (the "Transfer Agreement"). The Company determined that the Third Director's Interest in the Founder Shares represents stock-based compensation. The fair value of the Interest was determined to be $3.93 per share, or $98,250 in the aggregate. The Interest was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Interest is recognized only when the performance condition is probable of occurrence. The Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

On June 2, 2022, the second Original Director resigned from the board of directors of the Company. In connection with the resignation, the second Original Director and the Sponsor entered into an ‘Agreement for the Redemption of Invested Capital Membership Interest and Retention of Granted Membership Interest’ (the “Retention Agreement”), pursuant to which the second Original Director retained his Interest in 25,000 Founder Shares, despite no longer serving on the board of directors of the Company. The Company determined that the Retention Agreement represented a modification to the Original Grant. Further, the Company determined that vesting of the Original Grant is no longer contingent upon the completion of a Business Combination and that the Interest granted to the second Original Director immediately vested on the date of the modification. As such, the Company recognized the fair value of the second Original Director's Interest in the Founder Shares on the date of the modification, $1.17 per share or $29,250 in the aggregate, as stock-based compensation expense within operating and formation costs on the accompanying statements of operations.

On June 3, 2022, the Sponsor and the Third Director amended and restated the Transfer Agreement (the "Amended and Restated Transfer Agreement"), pursuant to which the Third Director (i) forfeited a portion of her original Interest representing 20,937 Founder Shares; (ii) retained a portion of her Interest representing 4,063 Founder Shares (the “Retained Shares”), and (iii) was granted an Interest representing 81,250 Private Placement Warrants (the Interest in the Retained Shares and Private Placement Warrants collectively referred to as the "Retained Interest"). The Retained Interest vests over time for time served as a director assuming a service period end date of February 3, 2023. The fair value of the Retained Interest on the modification date was determined to be $1.18 per share and $0.21 per warrant, or $21,857 in the aggregate. For the three and six months ended June 30, 2022, the Company recognized $10,034 as stock-based compensation within operating and formation costs on the accompanying statements of operations.

On June 3, 2022, a new director (the "Fourth Director") was appointed to the board of directors. Upon appointment, the Fourth Director entered into a securities transfer agreement with the Sponsor, pursuant to which the Fourth Director was granted an Interest in the Sponsor representing 3,750 Founder Shares and 75,000 Private Placement Warrants. The Fourth Director's Interest vests over time for time served as a director assuming a service period end date of February 3, 2023. The fair value of the Interest granted to the Fourth Director was determined to be $1.18 per share and $0.21 per warrant, or $20,175 in the aggregate. For the three and six months ended June 30, 2022, the Company recognized $2,223 as stock-based compensation within operating and formation costs on the accompanying statements of operations.

Cash Compensation

In addition to the Interests in the Sponsor, the Third Director and Fourth Director were granted cash compensation of $81,250 and $75,000 (or a pro rata amount based on time served and a service period end date of February 3, 2023 in the event the director terminates from the Company prior to an initial Business Combination), respectively, to be paid upon consummation of a Business Combination or the Company’s liquidation. In the event of the Company’s liquidation, the Sponsor will pay such amounts. For the three and six months ended June 30, 2022, the Company recorded $45,564 in compensation expense within operating and formation costs on the accompanying statements of operations. As of June 30, 2022, $45,564 is recorded within accrued compensation on the accompanying balance sheets.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due from Sponsor

As of December 31, 2021, the Company was due $20,000 from the Sponsor for an over advancement of reimbursable expenses which has been repaid on February 7, 2022. The due from Sponsor balance as of December 31, 2021 is included in prepaid expenses and other current assets in the accompanying balance sheet.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 of administrative support expenses for the three months ended June 30, 2022 and 2021, respectively, and incurred $60,000 and $50,000 of administrative support expenses for the six months ended June 30, 2022 and 2021, respectively.

See Note 6, under Business Combination Marketing Agreement and Related Party Loans, for additional related party transactions.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

No Working Capital Loans were outstanding as of December 31, 2021. On February 3, 2022, the Company entered into a Working Capital Loan with the Sponsor (the “Convertible Promissory Note”), pursuant to which the Company received proceeds of $750,000. The Convertible Promissory Note is non-interest bearing and payable only upon the completion of a Business Combination. The Convertible Promissory Note may be convertible into warrants of the post-Business Combination entity at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The fair value of the note was estimated by the Company to be $206,100 at initial measurement and $92,900 at June 30, 2022 (see Note 9).

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding as of June 30, 2022 and December 31, 2021, respectively. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, including 34,500,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$345,587,033	$345,587,033	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,207,500	$1,207,500	$—	$—
Warrant liability – Private Placement Warrants	$830,667	$—	$—	$830,667
Convertible promissory note - related party	$92,900	$—	$—	$92,900
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,095,241	$345,095,241	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,072,500	$7,072,500	$—	$—
Warrant liability – Private Placement Warrants	$4,924,666	$—	$—	$4,924,666

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $0.14 and $0.82 per warrant as of June 30, 2022 and December 31, 2021, respectively.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of February 8,
2021 (Initial
Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

			As of February
	As of June 30,	As of December 31,	8, 2021 (Initial
	2022	2021	Measurement)
Stock price	$9.81	$9.73	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing a Business Combination	*	*	86.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.6	5.8	6.1
Volatility	11.3%	12.8%	22.0%
Risk-free rate	3.0%	1.3%	0.7%
Fair value of warrants	$0.14	$0.83	$1.52
*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

		As of February 4,
	As of June 30,	2022 (Initial
	2022	Measurement)
Warrant price	$0.14	$0.45
Conversion price	$1.50	$1.50
Expected term	0.6	0.7
Warrant volatility	136.0%	86.3%
Risk free rate	2.6%	0.7%
Discount rate	7.7%	4.0%
Probability of completing a Business Combination	13.0%	28.0%
Fair value convertible promissory note - related party	$92,900	$206,100

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at February 8, 2021	22,128,670
Transfer of Public Warrants to Level 1 measurement	(7,331,250)
Change in fair value	(9,635,416)
Fair value as of March 31, 2021	5,162,004
Change in fair value	1,839,333
Fair value as of June 30, 2021	$7,001,337

Fair value as of December 31, 2021	$4,924,666
Initial measurement of convertible promissory note - related party	206,100
Change in fair value	(3,021,766)
Fair value as of March 31, 2022	2,109,000
Change in fair value	(1,185,433)
Fair value as of June 30, 2022	$923,567

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $2,766,083 and $9,958,999 within change in fair value of warrant liabilities in the condensed statements of operations for the three and six months ended June 30, 2022, respectively. The gains on the change in fair value of warrant liabilities for the three and six months ended June 30, 2022 was due in large part to the decrease in the public traded price of the Public Warrants.

The Company recognized a loss in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $4,426,833 and a gain $5,208,583 in connection with changes in the fair value of the Public Warrants and Private Placement Warrants within change in fair value of warrant liabilities in the condensed statements of operations for the three and six months ended June 30, 2021, respectively.

The Company recognized gains on the change in fair value of convertible promissory note - related party of $58,100 and $113,200 in the condensed statement of operations for the three and six months ended June 30, 2022, respectively.

The Company did not recognize a gain or loss on the change in fair value of convertible promissory note - related party in the condensed statement of operations for the three and six months ended June 30, 2021, respectively, as the convertible promissory note was not outstanding during the periods.

NOTE 10. INCOME TAX

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 1.5% and 0.5%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and convertible promissory note, nondeductible stock-based compensation, and nondeductible cash compensation, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity for the period from December 21, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,877,620, which resulted from a gain on the change in fair value of warrant liabilities of $2,766,083, gains on marketable securities held in trust account in the amount of $552,739, and a gain on the change in fair value of convertible promissory note-related party of $58,100, offset in part by operating and formation costs of $404,222, franchise tax expense of $50,000, and income tax expense of $45,080.

For the three months ended June 30, 2021, we had a net loss of $4,771,262, which resulted from a loss on change in the fair value of warrant liabilities of $4,426,833, operating and formation costs of $306,598 and franchise tax expense of $49,727, offset in part by gains on marketable securities held in Trust Account in the amount of $11,896.

For the six months ended June 30, 2022, we had net income of $9,670,338, which resulted from a gain on the change in the fair value of warrant liabilities of $9,958,999, gains on marketable securities held in Trust Account in the amount of $671,792, and a gain on change in fair value of convertible promissory note - related party in the amount of $113,200, offset in part by operating and formation costs of $928,523, franchise tax expense of $100,050, and income tax expense of $45,080.

For the six months ended June 30, 2021, we had net income of $4,289,595, which resulted from a gain on change in the fair value of warrant liabilities of $5,208,583 and gains on investments held in the Trust Account in the amount of $29,756, offset in part by operating and formation costs in the amount of $441,245, expensed offering costs in the amount of $289,922, a loss on the sale of private placement warrants in the amount of $118,670 and franchise tax expense of $98,907.

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

For the six months ended June 30, 2022, net cash used in operating activities was $844,984, which was primarily due to operational costs and franchise taxes paid during the period.

For the six months ended June 30, 2021, net cash used in operating activities was $1,138,701, which was primarily due to operational and formation costs paid during the period.

For the six months ended June 30, 2022, net cash provided by investing activities of $180,000 was the result of proceeds transferred from our Trust Account used to pay taxes.

For the six months ended June 30, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the six months ended June 30, 2022 net cash provided by financing activities of $750,000 was comprised of proceeds from the working capital loan with our Sponsor.

For the six months ended June 30, 2021, net cash provided by financing activities of $346,281,451 was comprised of $338,100,000 in proceeds from the issuance of Units in the initial public offering net of underwriter’s discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, offset in part by the payment of $418,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of June 30, 2022 and December 31, 2021, we had cash of $210,320 and $125,304, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Cash Compensation

Two of our directors were granted cash compensation of $75,000 and $81,250 (or a pro rata amount based on time served and a service period end date of February 3, 2023 in the event the director terminates from the Company prior to an initial Business Combination), respectively, to be paid upon consummation of a Business Combination or the Company’s liquidation. In the event of the Company’s liquidation, the Sponsor will pay such amounts.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments which resulted in restatements to our Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors disclosed in Item 1A of our Annual Report for the year ended December 31, 2021 and Item 1A of our Quarterly Report for the three months ended March 31, 2022 are hereby incorporated by reference.

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

Atlas Crest Investment Corp. II

Date: August 19, 2022	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

Atlas Crest Investment Corp. II

Date: August 19, 2022	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer