Form 10-Q
period 2022-09-30
Atlas Crest Investment Corp. II
filed 2022-11-09
CIK 1838614

ATLASUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

ATLAS CREST INVESTMENT CORP. II

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$308,920	$125,304
Prepaid expenses and other current assets	196,939	532,085
Total current assets	505,859	657,389
Investments held in Trust Account	347,314,019	345,095,241
TOTAL ASSETS	$347,819,878	$345,752,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,636	$242,503
Accrued expenses	355,179	158,494
Accrued compensation	92,275	—
Income tax payable	408,357	—
Franchise tax payable	28,800	200,000
Convertible promissory note - related party	81,000	—
Total current liabilities	1,050,247	600,997
Warrant liabilities	582,333	11,997,166
Total Liabilities	1,632,580	12,598,163

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 shares at redemption value at September 30, 2022 and December 31, 2021	346,776,862	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued at September 30, 2022 and December 31, 2021; no shares outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(590,427)	(11,846,396)
Total Stockholders’ Deficit	(589,564)	(11,845,533)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$347,819,878	$345,752,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating and formation costs	$436,923	$288,736	$1,365,446	$729,981
Franchise tax expense	50,000	50,273	150,050	149,180
Loss from operations	(486,923)	(339,009)	(1,515,496)	(879,161)
Gain on investments held in Trust Account	1,931,986	40,875	2,603,778	70,631
Loss on sale of private placement warrants	—	—	—	(118,670)
Expensed offering costs	—	—	—	(289,922)
Gain on change in fair value of warrant liabilities	1,455,834	4,545,504	11,414,833	9,754,087
Gain on change in fair value convertible promissory note - related party	41,000	—	154,200	—
Income before income taxes	2,941,897	4,247,370	12,657,315	8,536,965
Income tax expense	(448,277)	—	(493,357)	—
Net income	$2,493,620	$4,247,370	$12,163,958	$8,536,965

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	29,571,429
Basic and diluted net income per share, Class A common stock	$0.06	$0.10	$0.28	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,464,286
Basic and diluted net income per share, Class B common stock	$0.06	$0.10	$0.28	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(11,846,396)	$(11,845,533)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	543,900	—	543,900
Net income	—	—	—	—	—	6,792,718	6,792,718
Balance - March 31, 2022	—	—	8,625,000	863	543,900	(5,053,678)	(4,508,915)
Stock-based compensation	—	—	—	—	41,507	—	41,507
Accretion of Class A common stock to redemption amount	—	—	—	—	(341,953)	—	(341,953)
Net income	—	—	—	—	—	2,877,620	2,877,620
Balance — June 30, 2022	—	—	8,625,000	863	243,454	(2,176,058)	(1,931,741)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	270,900	—	270,900
Stock-based compensation	—	—	—	—	12,566	—	12,566
Accretion of Class A common stock to redemption amount	—	—	—	—	(526,920)	(907,989)	(1,434,909)
Net income	—	—	—	—	—	2,493,620	2,493,620
Balance – September 30, 2022	—	$—	8,625,000	$863	$—	$(590,427)	$(589,564)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(2,267)	$22,733
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,137)	(20,139,490)	(20,163,627)
Net income	—	—	—	—	—	9,060,857	9,060,857
Balance - March 31, 2021	—	—	8,625,000	863	—	(11,080,900)	(11,080,037)
Net loss	—	—	—	—	—	(4,771,262)	(4,771,262)
Balance - June 30, 2021	—	—	8,625,000	863	—	(15,852,162)	(15,851,299)
Net loss	—	—	—	—	—	4,247,370	4,247,370
Balance – September 30, 2021	—	$—	8,625,000	$863	$—	$(11,604,792)	$(11,603,929)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLAS CREST INVESTMENT CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$12,163,958	$8,536,965
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	54,073	—
Expensed offering costs	—	289,922
Gain on change in fair value of convertible note	(154,200)	—
Gain on investments held in Trust Account	(2,603,778)	(70,631)
Loss on sale of private placement warrants	—	118,670
Gain on change in fair value of warrant liabilities	(11,414,833)	(9,754,087)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	335,146	(624,571)
Accounts payable	(157,867)	29,520
Accrued expenses	196,685	(2,267)
Accrued compensation	92,275	—
Income tax payable	408,357	—
Franchise tax payable	(171,200)	149,180
Net cash used in operating activities	(1,251,384)	(1,327,299)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Proceeds from Trust Account to pay franchise tax	300,000	—
Proceeds from Trust Account to pay income taxes	85,000	—
Net cash provided by (used in) investing activities	385,000	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible promissory note - related party	1,050,000	—
Repayment of promissory note to related party	—	(300,000)
Proceeds from initial public offering, net of underwriter’s discount paid	—	338,100,000
Proceeds from sale of private placement warrants	—	8,900,000
Offering costs paid	—	(443,549)
Net cash provided by financing activities	1,050,000	346,256,451

Net Change in Cash	183,616	(70,848)

Cash - Beginning of Period	125,304	325,000
Cash - End of Period	$308,920	$254,152

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption to redemption value	$1,776,862	$20,163,627
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$60,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 21, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company had operating cash (i.e. cash held outside the Trust Account) of $308,920 and $125,304, respectively.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on investments held in Trust Account in the accompanying statements of operations. Interest income from investments held in Trust Account is included in gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable common stock as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock of $1,776,862 during the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Issuance costs allocated to Class A common stock	(7,053,627)
Plus:
Accretion of carrying value to redemption value	20,163,627
Class A common stock subject to possible redemption at December 31, 2021	345,000,000
Accretion of carrying value to redemption value	1,776,862
Class A common stock subject to possible redemption at September 30, 2022	$346,776,862

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to effect an extension of the time in which the Company must complete a Business Combination or complete a Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

See Note 10 for additional information on income taxes for the periods presented.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 14,558,333 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,994,896	$498,724	$3,397,896	$849,474	$9,731,166	$2,432,792	$6,637,190	$1,899,775
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	29,571,429	8,464,286
Basic and diluted net income per share	$0.06	$0.06	$0.10	$0.10	$0.28	$0.28	$0.22	$0.22

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognized a loss on the sale of the Private Placement Warrants of $118,670 for the nine months ended September 30, 2021 in the statement of operations as the initial fair value of the Private Placement Warrants was greater than the cash received on the sale of the Private Placement Warrants.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Stock-Based Compensation

On January 15, 2021, the Sponsor transferred to each of the Company’s two directors (the “Original Directors”) a membership interest in the Sponsor (the “Interest”), which Interest relates to 25,000 Founder Shares each, or 50,000 Founder Shares in the Aggregate, for no cash consideration (collectively, the “Original Grant”). The Company determined that the Interests in the Founder Shares represent stock-based compensation to the Directors. The fair value of the Original Grant was determined to be $6.15 per share, or $307,500 in the aggregate. The Interests were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Interests is recognized only when the performance condition is probable of occurrence. The Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized for the Original Grant.

On October 4, 2021, the Sponsor transferred to one of the Company’s executives (the “Executive”) an Interest in the Sponsor representing 125,000 Founder Shares and 66,667 Private Placement Warrants. The Company determined that the Interests in the Founder Shares and Private Placement Warrants represent stock-based compensation to the Executive. The fair value of the Interest was determined to be $4.34 per share and $0.91 per warrant, or $603,167 in the aggregate. The Interest was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Interests is recognized only when the performance condition is probable of occurrence. The Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized for the grant to the Executive.

On December 21, 2021, one of the Original Directors resigned from the board of directors of the Company and forfeited their Interest for no consideration. As such, no stock-based compensation was recorded for this Original Director’s Interest. On December 27, 2021, a new director (the “Third Director”) was appointed to the board of directors. Upon appointment, the Third Director was granted an Interest in the Sponsor representing 25,000 Founder Shares pursuant to a ‘Securities Transfer Agreement’ (the “Transfer Agreement”). The Company determined that the Third Director’s Interest in the Founder Shares represents stock-based compensation. The fair value of the Interest was determined to be $3.93 per share, or $98,250 in the aggregate. The Interest was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Interest is recognized only when the performance condition is probable of occurrence. The Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 2, 2022, the second Original Director resigned from the board of directors of the Company. In connection with the resignation, the second Original Director and the Sponsor entered into an ‘Agreement for the Redemption of Invested Capital Membership Interest and Retention of Granted Membership Interest’ (the “Retention Agreement”), pursuant to which the second Original Director retained his Interest in 25,000 Founder Shares, despite no longer serving on the board of directors of the Company. The Company determined that the Retention Agreement represented a modification to the Original Grant. Further, the Company determined that vesting of the Original Grant is no longer contingent upon the completion of a Business Combination and that the Interest granted to the second Original Director immediately vested on the date of the modification. As such, the Company recognized the fair value of the second Original Director’s Interest in the Founder Shares on the date of the modification, $1.17 per share or $29,250 in the aggregate, as stock-based compensation expense within operating and formation costs on the accompanying statements of operations.

On June 3, 2022, the Sponsor and the Third Director amended and restated the Transfer Agreement (the “Amended and Restated Transfer Agreement”), pursuant to which the Third Director (i) forfeited a portion of her original Interest representing 20,937 Founder Shares; (ii) retained a portion of her Interest representing 4,063 Founder Shares (the “Retained Shares”), and (iii) was granted an Interest representing 81,250 Private Placement Warrants (the Interest in the Retained Shares and Private Placement Warrants collectively referred to as the “Retained Interest”). The Retained Interest vests over time for time served as a director assuming a service period end date of February 3, 2023. The fair value of the Retained Interest on the modification date was determined to be $1.18 per share and $0.21 per warrant, or $21,857 in the aggregate. For the three and nine months ended September 30, 2022, the Company recognized $4,990 and $15,024 as stock-based compensation within operating and formation costs on the accompanying statements of operations.

On June 3, 2022, a new director (the “Fourth Director”) was appointed to the board of directors. Upon appointment, the Fourth Director entered into a securities transfer agreement with the Sponsor, pursuant to which the Fourth Director was granted an Interest in the Sponsor representing 3,750 Founder Shares and 75,000 Private Placement Warrants. The Fourth Director’s Interest vests over time for time served as a director assuming a service period end date of February 3, 2023. The fair value of the Interest granted to the Fourth Director was determined to be $1.18 per share and $0.21 per warrant, or $20,175 in the aggregate. For the three and nine months ended September 30, 2022, the Company recognized $7,576 and $9,799 as stock-based compensation within operating and formation costs on the accompanying statements of operations.

Cash Compensation

In addition to the Interests in the Sponsor, the Third Director and Fourth Director were granted cash compensation of $81,250 and $75,000 (or a pro rata amount based on time served and a service period end date of February 3, 2023 in the event the director terminates from the Company prior to an initial Business Combination), respectively, to be paid upon consummation of a Business Combination or the Company’s liquidation. In the event of the Company’s liquidation, the Sponsor will pay such amounts. For the three and nine months ended September 30, 2022, the Company recorded $46,712 and $92,275 in compensation expense within operating and formation costs on the accompanying statements of operations. As of September 30, 2022, $92,275 is recorded within accrued compensation on the accompanying balance sheets.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 of administrative support expenses for the three months ended September 30, 2022 and 2021, respectively, and incurred $60,000 and $80,000 of administrative support expenses for the nine months ended September 30, 2022 and 2021, respectively.

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

No Working Capital Loans were outstanding as of December 31, 2021. On February 3, 2022, the Company entered into a Working Capital Loan with the Sponsor (the “Convertible Promissory Note”), pursuant to which the Company received proceeds of $750,000. On August 26, 2022, the Company drew down on the Convertible Promissory Note another $300,000. The Convertible Promissory Note is non-interest bearing and payable only upon the completion of a Business Combination. The Convertible Promissory Note may be convertible into warrants of the post-Business Combination entity at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The aggregate fair value of the note was estimated by the Company to be $235,200 at initial measurement and $81,000 at September 30, 2022 (see Note 9).

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

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

There were 8,625,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding as of September 30, 2022 and December 31, 2021, respectively. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, including 34,500,000 shares of Class A common stock subject to possible redemption.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$347,314,019	$347,314,019	$—	$—
Liabilities
Warrant liability – Public Warrants	$345,000	$345,000	$—	$—
Warrant liability – Private Placement Warrants	$237,333	$—	$—	$237,333
Convertible promissory note - related party	$81,000	$—	$—	$81,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$345,095,241	$345,095,241	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,072,500	$7,072,500	$—	$—
Warrant liability – Private Placement Warrants	$4,924,666	$—	$—	$4,924,666

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACII WS. The quoted price of the Public Warrants was $0.04 and $0.82 per warrant as of September 30, 2022 and December 31, 2021, respectively.

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

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of February 8,
2021 (Initial
Measurement)
Stock price	$10.00
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Expected life of the option to convert (in years)	6.1
Volatility	6.0% pre-merger / 25.0% post-merger
Risk-free rate	0.7%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

			As of February
	As of September 30,	As of December 31,	8, 2021 (Initial
	2022	2021	Measurement)
Stock price	$9.85	$9.73	$10.00
Strike price	$11.50	$11.50	$11.50
Probability of completing a Business Combination	8.0%	*	86.0%
Dividend yield	—%	—%	—%
Remaining term (in years)	5.4	5.8	6.1
Volatility	1.4%	12.8%	22.0%
Risk-free rate	4.0%	1.3%	0.7%
Fair value of warrants	$0.04	$0.83	$1.52
*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The convertible promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the convertible promissory note - related party was based on the following significant inputs:

		As of August 26,	As of February 4,
	As of September 30,	2022 (Initial	2022 (Initial
	2022	Measurement)	Measurement)
Warrant price	$0.04	$0.08	$0.45
Conversion price	$1.50	$1.50	$1.50
Expected term	0.4	0.5	0.7
Warrant volatility	191.0%	176.0%	86.3%
Risk free rate	3.6%	3.2%	0.7%
Discount rate	9.1%	6.6%	4.0%
Probability of completing a Business	8.0%	10.0%	28.0%
Fair value convertible promissory note - related party	$81,000	$29,100	$206,100

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at February 8, 2021	22,128,670
Transfer of Public Warrants to Level 1 measurement	(7,331,250)
Change in fair value	(9,635,416)
Fair value as of March 31, 2021	5,162,004
Change in fair value	1,839,333
Fair value as of June 30, 2021	7,001,337
Change in fair value	(1,958,004)
Fair value as of September 30, 2021	$5,043,333

Fair value as of December 31, 2021	$4,924,666
Initial measurement of convertible promissory note - related party on February 4, 2022	206,100
Change in fair value	(3,021,766)
Fair value as of March 31, 2022	2,109,000
Change in fair value	(1,185,433)
Fair value as of June 30, 2022	923,567
Initial measurement of convertible promissory note - related party draw on August 26, 2022	29,100
Change in fair value	(634,334)
Fair value as of September 30, 2022	$318,333

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $1,455,834 and $11,414,833 within change in fair value of warrant liabilities in the condensed statements of operations for the three and nine months ended September 30, 2022, respectively. The gains on the change in fair value of warrant liabilities for the three and nine months ended September 30, 2022 was due in large part to the decrease in the public traded price of the Public Warrants.

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $4,545,504 and $9,754,087 in connection with changes in the fair value of the Public Warrants and Private Placement Warrants within change in fair value of warrant liabilities in the condensed statements of operations for the three and nine months ended September 30, 2021, respectively.

The Company recognized gains on the change in fair value of convertible promissory note - related party of $41,000 and $154,200 in the condensed statement of operations for the three and nine months ended September 30, 2022, respectively.

The Company did not recognize a gain or loss on the change in fair value of convertible promissory note - related party in the condensed statement of operations for the three and nine months ended September 30, 2021, respectively, as the convertible promissory note was not outstanding during the periods.

ATLAS CREST INVESTMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. INCOME TAX

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 15.2% and 3.9%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities and convertible promissory note, nondeductible stock-based compensation, and nondeductible cash compensation, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other then described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 25, 2022, the Company filed a preliminary proxy statement to seek stockholder approval to adopt amendments to its Amended and Restated Certificate of Incorporation to allow the Company to redeem all of its outstanding public shares and liquidate no later than December 30, 2022, in advance of the automatic termination date in its current Certificate of Incorporation of February 8, 2023.

On October 26, 2022, the NYSE notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants from the NYSE and that trading in the Company’s warrants would be suspended immediately. As a result of the expected expiration of the warrants with the expected liquidation of the Company, the Company does not intend to appeal the NYSE’s determination.

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

Recent Events

On October 25, 2022, the Company filed a preliminary proxy statement to seek stockholder approval to adopt amendments to its Amended and Restated Certificate of Incorporation to allow the Company to redeem all of its outstanding public shares and liquidate no later than December 30, 2022, in advance of the automatic termination date in its current Certificate of Incorporation of February 8, 2023.

On October 26, 2022, the NYSE notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants from the NYSE and that trading in the Company’s warrants would be suspended immediately. As a result of the expected expiration of the warrants with the expected liquidation of the Company, the Company does not intend to appeal the NYSE’s determination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity for the period from December 21, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,493,620, which resulted from a gain on the change in fair value of warrant liabilities of $1,455,834, gains on marketable securities held in trust account in the amount of $1,931,986, and a gain on the change in fair value of convertible promissory note-related party of $41,000, offset in part by operating and formation costs of $436,923, franchise tax expense of $50,000, and income tax expense of $448,277.

For the three months ended September 30, 2021, we had a net income of $4,247,370 which resulted from a gain on change in the fair value of warrant liabilities of $4,545,504, and gains on marketable securities held in Trust Account in the amount of $40,875, offset in part by operating and formation costs of $288,736 and franchise tax expense of $50,273.

For the nine months ended September 30, 2022, we had net income of $12,163,958, which resulted from a gain on the change in the fair value of warrant liabilities of $11,414,833, gains on marketable securities held in Trust Account in the amount of $2,603,778, and a gain on change in fair value of convertible promissory note - related party in the amount of $154,200, offset in part by operating and formation costs of $1,365,446, franchise tax expense of $150,050, and income tax expense of $493,357.

For the nine months ended September 30, 2021, we had net income of $8,536,965, which resulted from a gain on change in the fair value of warrant liabilities of $9,754,087, and gains on investments held in the Trust Account in the amount of $70,631, offset in part by operating costs of $729,981, expensed offering costs of $289,922, franchise tax expense of $149,180, and a loss on the sale of private placement warrants of $118,670.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,251,384, which was primarily due to operational costs and franchise taxes paid during the period.

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

For the nine months ended September 30, 2022, net cash provided by investing activities of $385,000 was the result of proceeds transferred from our Trust Account used to pay taxes.

For the nine months ended September 30, 2021, net cash used in investing activities of $345,000,000 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the nine months ended September 30, 2022 net cash provided by financing activities of $1,050,000 was comprised of proceeds from the working capital loan with our Sponsor.

For the nine months ended September 30, 2021, net cash provided by financing activities of $346,256,451 was comprised of $338,100,000 in proceeds from the issuance of Units in the initial public offering net of underwriter’s discount paid and $8,900,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, offset in part by the payment of $443,549 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of September 30, 2022 and December 31, 2021, we had cash of $308,920 and $125,304, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis “Working Capital Loans”. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. On February 3, 2022, we entered into a Working Capital Loan with our Sponsor, pursuant to which we received proceeds of $750,000, subject to the terms described above with respect to the Working Capital Loans except that this Working Capital Loan is only repayable in the event an Initial Business Combination is consummated. On August 26, 2022, the Company drew down an additional $300,000 under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

Working Capital Loan

On February 4, 2022, we entered into a Working Capital Loan with our Sponsor (the “Sponsor Working Capital Loan”), pursuant to which we received proceeds of $750,000. On August 26, 2022, the Company drew down an additional $300,000 under the Sponsor Working Capital Loan. The Sponsor Working Capital Loan is non-interest bearing and payable upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments which resulted in restatements to our Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to effect an extension of the time in which the Company must complete a Business Combination or complete a Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

The risk factors disclosed in Item 1A of our Annual Report for the year ended December 31, 2021 and Item 1A of our Quarterly Report for the three months ended March 31, 2022 and six months ended June 30, 2022 are hereby incorporated by reference.

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

On February 4, 2022, we entered into a Working Capital Loan with our Sponsor (the “Sponsor Working Capital Loan”), pursuant to which we received proceeds of $750,000. On August 26, 2022, the Company drew down an additional $300,000 under the Sponsor Working Capital Loan. The Sponsor Working Capital Loan is non-interest bearing and payable upon the completion of a Business Combination. The Sponsor Working Capital Loan may be convertible into warrants of the post-Business Combination entity at the option of our Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Atlas Crest Investment Corp. II

Date: November 9, 2022	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

Atlas Crest Investment Corp. II

Date: November 9, 2022	By:	/s/ Christopher Callesano
Name: Christopher Callesano
Title: Chief Financial Officer